Form 10QSB
period 2000-09-30
AMERICAN IR TECHNOLOGIES INC
filed 2000-10-31
CIK 1114098

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           FORM 10-QSB

(Mark One)

[X]                           QUARTERLY REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2000
Or

[  ]                          TRANSITION REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________
Commission File Number:

                 American IR Technologies, Inc.
      (Exact name of registrant as specified in its charter)

            Nevada                          88-0440536
(State or other jurisdiction of  (I.R.S. Employer Identification
incorporation or organization)                 No.)

3110 S. Valley View Blvd, Suite               89102
       201 Las Vegas, NV                    (Zip Code)
(Address of principal executive
           offices)

                         (702) 368-4571
      (Registrant's telephone number, including area code)

                               N/A
 (Former name, former address and former fiscal year, if changed since last report)

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes [X] No [ ]

  APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                DURING THE PRECEDING FIVE YEARS:

   Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or
 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                         Yes [ ] No [ ]

              APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                            7,135,267


/1/


                 AMERICAN IR TECHNOLOGIES, INC.
                  (A Development Stage Company)


                        Table of Contents
                                                                Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Independent Auditors' Report                                       4

Balance Sheet September 30, 2000 and December 31, 1999             5

Income Statement for the Three and Nine Months Ended               6
September 30, 2000, and for the Period October 29, 1999
(Inception) to September 30, 2000

Statement of Operations and Cash Flows for the Three and Nine      7
Months Ended September 30, 2000, and for the Period October
29, 1999 (Inception) to September 30, 2000

Notes to Financial Statements                                      8

Item 2. Management's Discussion and Plan of Operation             10

PART II - OTHER INFORMATION

Item 6. Exhibits                                                  11

SIGNATURES                                                        12



/2/











                 American IR Technologies, Inc.
                  (a Development Stage Company)

                         Balance Sheets
                              as of
                       September 30, 2000
                               and
                        December 31, 1999

                               and

                        Income Statement
    for the Three and Nine Months Ending September 30, 2000,
and for the Period October 29, 1999 (Inception) to September 30,
                              2000

                               and


                    Statements of Operations
                               and
                           Cash Flows
    for the Three and Nine Months Ending September 30, 2000,
and for the Period October 29, 1999 (Inception) to September 30,
                              2000


/3/






G. BRAD BECKSTEAD
Certified Public Accountant
                                          330 E. Warm Springs
                                          Las Vegas, NV 89119
                                                 702.528.1984
                                          425.928.2877 (efax)


             INDEPENDENT ACCOUNTANT'S REVIEW REPORT


Board of Directors
American IR Technologies, Inc.
(a Development Stage Company)
Las Vegas, NV

I have reviewed the accompanying balance sheets of American IR Technologies, Inc. (a Nevada corporation) (a development stage company) as of September 30, 2000 and the related statements of operations and cash flows for the three and nine months ending September 30, 2000 and 1999, and for the period October 29, 1999 (Inception) to September 30, 2000. These financial statements are the responsibility of the Company's management.

I conducted my reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my reviews, I am not aware of any material modifications that should be made to the accompanying financial statements referred to above for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has had limited operations and has not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note
5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

I have previously audited, in accordance with generally accepted auditing standards, the balance sheet of American IR Technologies, Inc. (a development stage company) as of December 31, 1999, and the related statements of operations, stockholders' equity, and cash flows for the period October 29, 1999 (Inception) to December 31, 1999 (not presented herein) and in my report dated March 31, 2000, I expressed an unqualified opinion on those financial statements.


/s/ G. Brad Beckstead, CPA

October 27, 2000


/4/


                 PART I - FINANCIAL INFORMATION
              Item 1. Audited Financial Statements

                 American IR Technologies, Inc.
                  (A Development Stage Company)

                          Balance Sheet


                                    September   December
                                      30,2000   31, 1999

Current assets
Cash and equivalents                   $  638   $  8,375

Trade receivables                      12,036          -

Related party receivables              12,022          -
                                      -------     ------

                                    $  24,695   $  8,375
                                    =========   ========
Liabilities and Stockholders'
Equity

Current liabilities

Accounts payable                        1,795        295

                                        1,795        295

Common stock, $0.001 par value,
20,000,000 shares authorized;
7,135,267 and6,000,000 shares
issued and outstanding at
9/30/00 and 12/31/99,
respectively                            7,135      6,000

Preferred stock, $0.001 par
value,
5,000,000 shares authorized; no
sharesissued and outstanding at
9/30/00 and 12/31/99,
respectively

                                            -          -

Additional paid-in capital            208,100     17,000

Retained earnings                   (192,335)   (14,920)

                                       22,900      8,080

                                    $  24,695   $  8,375
                                    =========   ========

 The accompanying Notes are an integral part of these financial statements


/5/


                 American IR Technologies, Inc.
                  (A Development Stage Company)

                        Income Statement




                                                           October
                                                             29,
                  Three months ended  Nine months ended      1999
                 ---------------------------------------   (incept
                                                             ion)
                                                              to
                                                           September
                                                              30,
                                                             2000
                 September   September  September  September
                     30,        30,       30,       30,
                    2000       1999      2000      1999
                  --------   --------   --------  --------  ------
Revenue           $ 12,036     $   -   $12,036    $    -  $ 12,036

Cost of goods        4,818         -     4,818         -     4,818
sold

Gross profit         7,218         -     7,218         -     7,218

Expenses:
Selling and         41,287         -    41,287         -    41,287
marketing
General and        127,262         -   136,465         -   158,266
administrative

Total operating    168,549         -   177,752         -   199,553
expenses

Net loss         $(161,331)   $    -  $(177,415)   $   -  $(192,335)



Weighted average
number of common  6,206,412        -  6,206,412        -   6,206,412
shares
outstanding

Loss per share     $ (.03)     $   -   $ (.03)     $   -   $ (.03)



 The accompanying Notes are an integral part of these financial statements

/6/



                 American IR Technologies, Inc.
                  (A Development Stage Company)

                     Statement of Cash Flows




                                                            October
                                                              29,
                  Three months ended  Nine months ended       1999
                 -----------------------------------------  (incept
                                                              ion)
                                                               to
                                                            Septemb
                                                             er 30,
                                                              2000
                September   September  September  September
                    30,       30,       30,          30,
                   2000      1999      2000         1999
                 --------   --------   --------    -------   -------
Cash flows from
operating
activities
Net loss                 $     $   -         $     $   -         $
                 (161,331)            (177,415)            (192,335)

Stock issued for   128,834         -   128,834         -   128,834
services

Increase in       (12,036)         -  (12,036)         -   (12,036)
trade
receivables

(Increase) in
receivables-      (12,022)         -  (12,022)         -   (12,022)
related parties

Increase in          1,500         -     1,500         -     1,795
accounts payable
                 --------------------------------------------------
Net cash used by
operating         (55,055)         -  (71,137)         -   (85,762)
activities       --------------------------------------------------

Cash flows from
investing
activities

Net cash from
investing                -         -         -         -         -
activities

Cash flows from
financing
activities
Issuance of            317         -       317         -     6,317
common stock

Additional paid-    63,080         -    63,080         -    80,080
in capital        -------------------------------------------------

Net cash
provided by         63,400         -    63,400         -    86,400
financing
activities
Beginning cash     (7,707)         -     8,375         -         -
                 --------------------------------------------------

Ending cash        $   638     $   -   $   638     $   -   $   638
                   =======     ======  =======     ======  ========
Non-cash
transactions
Interest expense         -         -         -         -         -
Income taxes             -         -         -         -         -
Stock issued for
services:

  Issuance of      $   818         -   $   818         -     $ 818
common stock

  Additional             $         -         $         -         $
paid-in capital    128,017             128,017             128,017

  Number of            129         -       129         -       129
shares issued



 The accompanying Notes are an integral part of these financial statements


/7/


                 American IR Technologies, Inc.
                  (A Development Stage Company)

                            Footnotes


Note 1 - History and organization of the company

The Company was organized October 29, 1999 (Date of Inception) under the laws of the State of Nevada, as American IR Technologies, Inc. The Company has no significant operations and in accordance with SFAS #7, the Company is considered a development stage company. The Company is authorized to issue 20,000,000 shares of $0.001 par value common stock and 5,000,000 shares of $0.001 par value preferred stock.

Note 2 - Accounting policies and procedures

Accounting method
 The Company reports income and expenses on the accrual method.

Estimates
 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents
 The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of September 30, 2000.

Reporting on the costs of start-up activities
 Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities," which provides guidance on the financial reporting of start-up costs and organizational costs, requires most costs of start-up activities and organizational costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. With the adoption of SOP 98-5, there has been little or no effect on the Company's financial statements.

Loss per share
 Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. As of September 30, 2000, the Company had no dilutive common stock equivalents, such as stock options or warrants.

Dividends
 The Company has not yet adopted any policy regarding payment  of
 dividends.   No  dividends  have been  paid  or  declared  since
 inception.

Year end
 The Company has adopted December 31 as its fiscal year end.


/8/


                  American IR Technologies, Inc.
                  (A Development Stage Company)

                            Footnotes

Note 3 - Income taxes

Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS #109) "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. There is no provision for income taxes for the period ended September 30, 2000 due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations.

Note 4 - Stockholder's equity

On November 1, 1999, the Company issued 6,000,000 shares of its $0.001 par value common stock to its directors for cash in the
amount of $7,000.   Of the total, $6,000 is considered cash for
common stock, and $1,000 is considered additional paid-in capital.

On November 3, 1999, the Company's directors issued $200 cash for organization costs. The $200 is considered additional paid-in capital.

On November 9, 1999, the Company's directors issued $800 cash for organization costs. The $800 is considered additional paid-in capital.

On December 20, 1999, $15,000 was received into the Company and is considered additional paid-in capital.

On July 31, 2000, the Company closed its Securities and Exchange Commission Rule 504 offering of its $0.001 par value common stock and issued 961,175 shares at $.20 per share for a total offering amount of $192,235, of which $63,400 represents cash received and $128,835 represents services received. Of the total amount, $1,135 represents common stock, and $191,100 represents additional paid-in capital.

There have been no other issuances of common or preferred stock.

Note 5 - Going concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not commenced its planned principal operations. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

Note 6 - Related party transactions

American Infrared Technologies, Inc., a Canadian company wholly-owned by the Company's officers and directors has donated capital for organizational and administrative costs. Such donated capital has been treated as additional paid-in capital by the Company and is not expected to be repaid. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Note 7 - Warrants and options

There are no warrants or options outstanding to acquire any additional shares of common stock.


/9/


      Item 2. Management's Discussion and Plan of Operation

Forward Looking Statements

Some of the statements contained in this Form 10-QSB that are not historical facts are "forward-looking statements". They can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.

General

American IR Technologies Inc. ("American IR" or the "Company") is a growth stage Company. Our principal business objective is to design, manufacture and market consumer electronic products that target the home health and safety, and the quality of life and leisure markets. Initially, American IR has developed and introduced to the market a portable, dedicated-beam, Infra Red sensor security/monitoring system (Safety Beam). The American IR "signature" beam technology can function at a distance of up to 75 feet and under varying light exposures, and our products have been designed to achieve optimum performance under battery power allowing for complete, wireless portability.

The mission of American IR is to offer the most innovative technology, with the widest appeal, while driving for the most efficient costing. The core team at American IR brings significant industry and related experience to the Company. Among the management and executives there is approximately 75 years experience in the development, marketing and administration of consumer products distribution.

Results of Operations

The Company generated revenues of $12,036 in the third quarter. Although the Company has a limited operating history, activities to date have been primarily designed to further our principal business objective as stated above. From July through September of calendar year 2000, American IR focused solely on design and development activities leading up to the launch of the product line and had not engaged in any major sales efforts. The Company has, however, engaged sales representation in all major U.S. territories, Europe and Asia.

As of September 30, 2000, the Company has developed a business plan, recruited and retained a management team and raised capital via an offering made July 31, 2000 in reliance upon an exemption from the registration provisions of the Securities Act of 1933, as amended, in accordance with Regulation D, Rule 504. On August 13, 2000 the Company presented its premier product line at the Annual International Hardware Show held in Chicago, IL. Our Company received positive attention from several media personalities representing both regional and nationally broadcast programs. Additionally, we initiated relations with a major North American Public Relations firm that has successfully represented many major brands in our product categories. Relations were also initiated with several Orient manufacturers for the purposes of creating additional production capacity, timely supply, and potentially improving product costing.

Future Business

We believe consumers are looking to increase their comfort level and find products that can assist them in their day-to-day life. Our goal over the next quarter and for the next year is to establish and build the American IR brand name, and to market and merchandise our consumer electronic products based on our proprietary characteristics. The Company believes that high brand name recognition will be an effective springboard for new products, services, or potential acquisitions. We plan to cross brand with other major companies in the same retail space, as well as bundle promotions with other American IR products that compliment our Safety Beam.

As of the date of this filing, the management of American IR is not aware of, nor do we foresee any environmental concerns, government regulations, or seasonal aspects of our industry that would have a material effect on the financial condition or results of operations of our Company. We expect to be able to increase revenues by offering an expanded product line to an increasing consumer base through current and additional sales channels. To accomplish this American IR plans to hire several new staff in the areas of sales and marketing support, product development, operations and administration.

Liquidity and Capital Resources

Although the Company has begun to generate revenues, without the realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's plan to seek additional capital through a private offering of its securities once shares from the previous public offering are listed on a nationally recognized exchange.


/10/


                   PART II - OTHER INFORMATION

                        Item 6. Exhibits

Exhibit   Name and/or Identification of Exhibit
-------   ---------------------------------------
Number

  3     Articles of Incorporation & By-Laws
               (a) Articles of Incorporation of the Company filed October 29, 1999. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.
               (b) By-Laws of the Company adopted November 1, 1999. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.

  23    Consent of Experts and Counsel
               Consent of Independent Public Accountant

  27    Financial Data Schedule
               Financial Data Schedule of American IR Technologies, Inc. ending September 30, 2000


/11/

                           SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 American IR Technologies, Inc.

                          (Registrant)

Date: October 27, 2000

By:  /s/ Ron Ryan

Ron Ryan, President and Director