Form 10KSB
period 2000-12-31
AMERICAN IR TECHNOLOGIES INC
filed 2001-03-30
CIK 1114098

United States
               Securities and Exchange Commission
                     Washington, D.C. 20549
                    ------------------------
                           Form 10-KSB

     [X]   Annual Report Pursuant to Section 13 or 15(d) of the
           Securities Exchange Act of 1934

           For the Fiscal Year Ended December 31, 2000

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the Transition Period from __________ to __________

                     Commission File Number 0-31663

                     American IR Technologies, Inc.
         (Exact Name of Registrant as Specified in its Charter)

             Nevada                              88-0440536
(State or other jurisdiction of               (I.R.S. employer
 incorporation or organization)            identification number)

   3080 W Post Road, Las Vegas, Nevada             89102
 (Address of principal exectuive offices)        (Zip code)

 Registrant's Telephone Number, Including Area Code: (702) 368-4571

Securities Registered Pursuant to Section 12(b) of the Act: NONE

    Securities Registered Pursuant to Section 12(g) of the Act:
    Common Stock, $0.001 par value per share, 20,000,000 shares authorized, 7,135,267 issued and outstanding as of December 31, 2000.

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [ ]

The approximate aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock reported on OTCBB, was $856,232 as of March 27, 2001.(1) For the purposes of this computation, all executive officers, directors and 5% shareholders of the Company have been assumed to be affiliates. Certain of such persons may disclaim that they are affiliates of the Company.


/1/


               DOCUMENTS INCORPORATED BY REFERENCE

Sections of the registrant's definitive Proxy Statement for the registrant's Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, are incorporated by reference into Part III of this Report to the extent stated herein.

                  ----------------------------

The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and in Item 6, "Management's Discussion and Analysis of Financial Condition."

                             PART I

ITEM 1 -- BUSINESS.

Overview and History

We were formed as a Nevada Corporation on October 29, 1999 under the name American IR Technologies, Inc. Our articles of incorporation authorize us to issue up to 20,000,000 shares of common stock at a par value of $0.001 per share and 5,000,000 shares of preferred stock at par value of $0.001 per share.

We provide consumer electronic products that target the home health and safety markets. We have developed a portable infrared sensor security system that can function at a distance of up to 75 feet and under varying light exposures. Our products are designed to achieve optimum performance under battery power allowing for complete, wireless portability.

Industry Background

Issues such as the quality of life and personal safety are still important to most people, even though overall crime statistics are modestly down. Consumers are looking to increase their comfort level and find products that can assist them with their daily life. Awareness is increasing and more and more people are finding ways to better protect themselves, their families and their property against burglary, assault and violence. This awareness has caused an increase in the demand for personal safety devices and home security systems.

New Product Offerings

We have neither offered a new product in the past year, nor do we foresee introducing any new products in the upcoming year.

Research and Development Activities

We have neither engaged in research and development activities in the past year, nor do we foresee engaging in research and development activities in the upcoming year.


/2/


Principal Products and Services

Our initial product offering was the "Safety Beam," which is based on our portable, dedicated-beam infrared sensor system.
The system can operate on AC power for ease of use. The Safety Beam consists of two units: a transmitter and a receiver. The two units interlock with each other for ease of portability.
When separated, the transmitter emits an infra red signal to the receiver that cannot be duplicated or interfered with. This signal is self-aligning and can cover a distance of up to 75 feet in varying light conditions.

The Safety Beam alerts users to movements within a monitored zone by emitting an alarm, and can be used indoors or outdoors functioning as:

  1.  A  safety alert while traveling, at home or at the office; and
  2.  An area alarm for children, pets and outdoor locations.

We also offer the following products:

  1. STM Personal Alarm - a personal alarm that can be activated under distress emitting a 130 decibel pulse tone, as well as an additional emergency alert with a high-intensity, flashing red light;
  2. Cupboard Light - a supplemental lighting device to be installed in low light areas such as a cupboard, tool boxes, fishing tackle boxes and other portable containers;
  3. Garage Parking Wand - a wand that stands upright with a sensor section to notify the driver that he/she has reached their desired stop point, avoiding collision with other objects;
  4. Electronic Peep-Hole - a 180 degree spherical sensor that detects the presence of an individual at the door, which utilizes a heat sensing device, and indicated by a glowing LED;
  5. GP Sensor - detector units to be utilized in the garage to monitor and identify an incoming vehicle with a loud chirp;
  6. Vent Sense - a smoke and carbon monoxide sensor that once installed, would shut down heating/AC duct systems upon fire detection; and
  7. Silent Call - a two-unit system, made up of a telephone connector and pager units, that vibrates and flashes a pleasant green light to alert the user of incoming calls.

Distribution, Marketing and Customer Relations

We desire to achieve high levels of customer satisfaction and repeat business and to establish recognition and acceptance of our products. Our strategy to achieve these desired results include the following key elements:


  1. Introducing new products to satisfy consumer needs and reach new customers;
  2.  Bolstering our Internet presence,
  3.  Forming additional strategic alliances, and
  4.  Building our brand equity.


/3/


  Introducing New Products to Satisfy Consumer Needs and Reach
  New Customers

We will attempt to develop and introduce innovative products to offer consumers added security and safety device options. We believe our products will fill the need in the market for affordable home safety and security solutions. The variety of our product line provides us with greater market opportunities to increase our customer base, thereby increasing sales revenues.
In addition, we will be able to bundle together a variety of our products to increase our marginal revenue.

We also plan to continue to pursue networking opportunities. The consumer electronics industry offers conferences, seminars and meetings for all industry segments each year. We have designed portable exhibition displays that are used for these trade shows. We have also produced prototypes that are displayed and exhibited at our booths for show-goers to experience. We have attended, and will continue to attend, various conferences across North America. Our exhibit at the National Hardware Show was featured in a national broadcast and on other news and specialty television programs.

  Bolstering Our Internet Presence

The Internet allows us to expand our geographical impact by reaching prospective customers and introduces greater efficiencies to our distribution channel. We have created an Internet presence at www.american-ir.com. We are continuing to design and develop our website as a mechanism for the marketing and sale of our products. We have designed our website to draw attention to our corporate goals and our consumer products. Our website includes photographs and descriptions of our products, a section for press releases and information about our company. Visitors can browse our current and potential product offerings, which include descriptions and functions of each product.

Our focus is on developing our brand recognition and a quality reputation for our products. To that end, we have developed marketing literature, product packaging and sales kits. These advertising materials are distributed to prospective wholesalers, retailers and consumers at trade shows, used in trade and industry publications and circulated on our website.

  Forming Additional Strategic alliances

We pursue strategic alliances with partners who have established operations. We believe that these joint venture relationships, if successful, will allow us to gain additional insight, expertise and penetration in markets where they already operate.

We entered into a licensing agreement with WellMike Enterprise Company, a Hong Kong corporation, on November 30, 1999.
According to this agreement, WellMike will sell and distribute our products in all regions outside of North America, including Germany, Japan and the United Kingdom. We will receive a royalty of $2.00 per unit of gross sales, in addition to 5% of gross sales, where we have an issued or applied patent, to be paid on a quarterly basis. This agreement is in effect for a period of three years from the date of the agreement.

On December 22, 1999, we entered into a technology license agreement with American Infrared, an Alberta, Canada company. The license agreement


/4/


provides us with the rights to all
procedures, practices and intellectual property related to American Infrared's technologies and applications. According to this agreement, we have agreed to pay to American Infrared a royalty of 3%, monthly, of all revenues derived from the use of the technologies licensed from them. The term of the agreement is five years from the date of the agreement. In addition, we were granted a 30 day right of first refusal to license additional technologies developed, which are not included in the license agreement. We believe that the terms of the technology license agreement were conducted under an arm's length transaction that appropriately represents fair market values for licensing proprietary technologies.

  Building Our Brand Equity

We believe that building awareness of the American IR Technologies brand is important in expanding our customer base. We intend to aggressively market and advertise to enhance our brand recognition with consumers. We currently advertise through traditional and non-traditional media such as local newspapers and industry-specific publications, as well as over the Internet.

Our marketing efforts have consisted of print and Internet advertising. We cannot assure you that we will be successful in attracting customers. If we fail to attract customers to use our products, we will be unable to generate revenues to support continuing operations.

Competition

The market for consumer electronic products and services is highly competitive, and competition is expected to continue to increase significantly. Although we believe that the diverse segments of the consumer electronics market will provide opportunities for more than one supplier of products and services similar to ours, it is possible that a single supplier may dominate one or more market segments.

We believe that the principal competitive factors in our segment of the electronics market are brand recognition, ease of use, comprehensiveness of product offerings, customization by the consumer, quality and responsiveness of infrared products, the availability of high-quality, focused value-added services, required technology to offer state-of-the-art consumer electronics and the number of users, duration and frequency of user demographics. Competition among current and future suppliers of infrared products could result in significant price competition and reductions in revenues. There can be no assurance that we will be able to compete successfully or that the competitive pressures faced by us will not have a material adverse effect on our business, operating results, and financial condition.

Government Regulation

Our operations are subject to a variety of laws, regulations and licensing requirements of federal, state and local authorities. In certain jurisdictions, we may be required to obtain licenses or permits to comply with standards governing employee selection and training, and to meet certain standards in the conduct of our business. The loss of such licenses, or the imposition of conditions to the granting or retention of such licenses, could prevent us from conducting business.


/5/


Our advertising and sales practices are regulated by both the Federal Trade Commission and state consumer protection laws. Such regulations include restrictions on the manner in which we promote the sale of consumer electronics and our obligation to provide purchasers of certain products with certain rescission rights.

We believe that we are in compliance with, and will be able to comply, in all material respects, with laws and regulations governing our operations. We are not aware of any probable government regulations that may adversely affect our business.

Employees

We presently have eight full-time and no part-time employees.
Our employees are not represented by a collective bargaining agreement, and we believe that our relations with our employees are good.

RISK FACTORS

The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and in
Item 6, "Management's Discussion and Analysis of Financial Condition or Plan of Operation."

Limited Operating History; No Assurance of Profitability

We were organized on October 29, 1999, with a business objective to design, manufacture and distribute consumer electronics targeted towards the Quality of Life & Leisure and Home Health & Safety categories. We face all of the risks inherent to any new business; especially those associated with the rapidly evolving consumer electronics industry. These risks include, but are not limited to: (i) our potential inability to maintain and increase sales of our products and services; (ii) the lack of acceptance by consumers of new product infrared technology; (iii) our failure to continue to develop and extend our brand; (iv) our inability to attract or retain customers; (v) our failure to anticipate and adapt to a developing market; (vi) our ability to upgrade and develop our systems and infrastructure and attract new personnel in a timely and effective manner; (vii) the inability to effectively manage rapidly expanding operations, technical difficulties, or system/process downtime; (viii) the amount and timing of operating costs and capital expenditures relating to expansion of our business; (ix) direct and indirect competitors, particularly in light of the fact that many of our competitors are much larger and have greater financial, technical and marketing resources; and (x) the need to reduce the market price of our products brought on by competition or other factors.

We must, among other things, maintain and increase our customer base and rates of growth, implement and successfully execute our business and marketing strategies, continue to develop and upgrade our technology, provide superior customer service, respond to competitive developments, and attract, retain and


/6/


motivate qualified personnel. There can be no assurance that we will be successful in accomplishing these goals, and a failure to do so could have a material adverse effect on our business, results of operations and financial condition.

Potential Fluctuations in Quarterly Results; Seasonality;
Unpredictability of Future Net Revenue

We expect operating results to fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. These factors include demand for the products we sell, consumers' acceptance of products utilizing infrared technology, the amount and timing of capital expenditures and other costs relating to the expansion of our operations, the introduction of new or enhanced products by our competitors, the timing and number of new hires, inventory management, the loss of key contracts or relationships, changes in our pricing policy or those of our competitors, engineering or development fees that may be paid in connection with research and development, incurrence of costs relating to future acquisitions, general economic conditions, and economic conditions specific to consumer electronics or the technology market in general. We expect to experience seasonality in our business. Any seasonality is likely to cause quarterly fluctuations in our operating results, and there can be no assurance that such patterns will not have a material adverse effect on our business, results of operations and financial condition.

As a result of our limited operating history, we have limited meaningful historical financial data upon which to base planned operating expenses. Accordingly, our expense levels will be based in part on Management's expectations as to future revenue from sales of products and services, commerce revenue-sharing arrangements, advertising, and anticipated growth and are, to a large extent, fixed. Sales and operating results from product and services sales generally depend on the volume of, timing of and ability to fulfill orders received, which are difficult to forecast. There can be no assurance that we will be able to accurately forecast our net revenues for the foreseeable future. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Any failure by us to accurately make such predictions would have a material adverse effect on our business, results of operations and financial condition.

We believe that period to period comparisons of our operating results will not necessarily be meaningful and should not be relied upon as an indication of future performance. It is likely that in some future quarter or quarters our operating results may fall below the expectations of securities analysts and investors. In such event, the trading price of our Common Stock would likely be materially and adversely affected.

Rapid Changes in Technology and Industry Standards

To be competitive, we must introduce, enhance and improve the responsiveness, functionality and features of our products and introduce and develop features to meet customer needs. Introducing new technology into our systems involves numerous technical challenges and substantial amounts of personnel resources, and could take many months to complete. There can be no assurance that we will be successful at integrating such technology into our product line on a


/7/


timely basis or that, once
integrated, such technology will function as expected. In addition, the consumer electronics industry is characterized by rapid technological change, changes in user and customer requirements and preferences, frequent new product and service introductions and the emergence of new industry standards and practices that could render our products, technology and systems obsolete. Our success will depend, in part, on our ability to enhance our existing services, develop new services and technologies that address the needs of our customers, and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. If we are unable to use new technologies effectively or adapt our proprietary technology and processing systems to customer requirements or emerging industry standards, we would be materially adversely affected.

Competition

We compete with many other providers of consumer electronics. In the event that we extend our business internationally, we may also face intense competition in international markets, including competition from U.S.-based competitors that are already well established in those foreign markets. Many of our existing competitors, as well as a number of potential new competitors, have significantly greater financial, technical, marketing and distribution resources. In addition, providers of consumer electronics and services may be acquired by, receive investments from, or enter into other commercial relationships with larger, well-established and well-financed companies. Greater competition resulting from such relationships could have a material adverse effect on our business, operating results and financial condition.

Risks Associated with Brand Development

We believe that establishing and maintaining the "American IR Technologies" brand is a critical aspect of our efforts to attract and expand our customer base. Promotion and enhancement of the "American IR Technologies" brand will depend largely on our success in providing high-quality products and services. In order to attract and retain customers and to promote and maintain the "American IR Technologies" brand in response to competitive pressures, we may find it necessary to increase substantially our financial commitment to creating and maintaining a distinct brand loyalty among consumers. If we are unable to provide high-quality products and services or otherwise fail to promote and maintain our brand, or if we incur excessive expenses in an attempt to improve our products and services or promote and maintain our brand, our business, operating results, and financial condition will be materially and adversely affected.

Possible Adverse Effect of Future Government Regulations

Our operations are subject to a variety of laws, regulations and licensing requirements of federal, state and local authorities. In certain jurisdictions, we are required to obtain licenses or permits to comply with standards governing employee selection and training, and to meet certain standards in the conduct of our business. The loss of such licenses, or the imposition of conditions to the granting or retention of such licenses, could have a material adverse effect on our business, financial condition and results of operations.


/8/


Our advertising and sales practices are regulated by both the Federal Trade Commission and state consumer protection laws. Such regulations include restrictions on the manner in which we promote the sale of consumer electronics and the obligation to provide purchasers of certain products with certain rescission rights. While we believe that we comply with these regulations in all material respects, there can be no assurance that one of these regulations has not been violated in connection with the manufacture and distribution of our product offerings. If we were found to be in violation of such as regulation, or the imposition of conditions to the granting or retention of such licenses, could have a material adverse effect on our business, financial condition and results of operations.

ITEM 2. -- PROPERTIES.

Our corporate headquarters were located in approximately 400 square feet of office space located at 3110 S Valley View Blvd, Ste 201, Las Vegas, Nevada 89102 through a sublease arrangement with Lamour Telecommunications at a rate of $300 per month. This sublease expired on January 31, 2001. On December 15, 2000, we relocated our corporate headquarters to 3080 West Post Road, Las Vegas, NV 89118. The dimension of the new office space is approximately 4,000 square feet. The space is rented on a monthly basis at $3,804.12 per month. We do not have any additional facilities, nor are there proposed programs for the renovation, improvement or development of the properties currently being utilized by us.

ITEM 3 -- LEGAL PROCEEDINGS.

We were not subject in the year 2000, nor are we currently subject to any legal proceedings.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.


/9/


                             PART II


ITEM 5 -- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS.

Our common stock, par value $0.001 per share (the "Common
Stock"), is traded on the Over the Counter Bulletin Board
("OTCBB") under the symbol "ATLI".

There was no active trading market for the Common Stock in the year 2000. Our Common Stock commenced trading on January 10,
2001.

                                                       HIGH         LOW
2000
For the period (Jan 1, 2000 to Dec 31, 2000)           N/A         N/A

  HOLDERS

As of December 31, 2000 there were 68 stockholders of record of our Common Stock.

  DIVIDEND POLICY

We have not paid cash dividends on our Common Stock and do not intend to pay any cash dividends in the foreseeable future.

  SALES OF UNREGISTERED SECURITIES

The following discussion describes all the securities we have sold since the inception of our Corporation on October 29, 1999:

During November 1999, we completed an offering that was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. We issued 6,000,000 shares of our $0.001 par value common stock as consideration for $7,000 in cash.

During 1999 we received a capital contribution of $16,000 from American Infrared.

During July 2000, we completed an offering that was exempt from registration pursuant to Regulation D, Rule 504, of the Securities Act of 1933, as amended. We sold 317,000 shares of our $0.001 par value common stock at a price of $0.20 per share. We received cash in the amount of $63,400, net of expenses of $1,900.

During 2000, we issued 818,267 of our $0.001 par value common stock for services valued at $163,653. The shares were exempt from registration pursuant to Regulation D, Rule 504, of the Securities Act of 1933, as amended.

During 2000, we received services with a fair market value of $124,634, which is included in accounts payable as of December
31, 2000. We anticipate issuing approximately 609,000 shares of common stock during 2001 to satisfy these obligations.


/10/


ITEM 6 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

                   FORWARD LOOKING STATEMENTS

The statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments affecting the Company will be those anticipated by management. Actual results may differ materially from those included in the forward-looking statements.

Readers are also directed to other risks and uncertainties discussed in other documents filed by the Company with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.

Overview

American IR Technologies Inc. ("American IR") is a development stage Company. Our principal business objective is to design, manufacture and market consumer electronic products that target the home health and safety, and the quality of life and leisure markets. Initially, we have developed and introduced to the market a portable, dedicated-beam, Infra Red sensor security/monitoring system (Safety Beam(TM)). The American IR "signature" beam technology can function at a distance of up to 75 feet and under varying light exposures, and our products have been designed to achieve optimum performance under battery power allowing for complete, wireless portability.

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

Results of Operation

A comparison of the operating results for the year ended December
31, 2000 to the operating results for the period from October 29, 1999 to December 31, 1999 is not presented due to the lack of comparability caused by the short year in 1999.

Net sales for the twelve months ended December 31, 2000 were $6,157. Minimal sales were generated in 2000 as our focus was on design and development activities leading up to the launch of our product line and had not engaged in any major sales efforts.

Cost of goods sold for the twelve months ended December 31, 2000 were $6,041. The cost of sales were high as compared to the net sales for the same period due to the costs incurred with shipping the products sold to our customers.


/11/


Shipping and freight incurred on the sales was $2,651, which represents 44% of the total cost of goods sold. We expect that the percentage of shipping costs as compared to total cost of goods sold will greatly decrease as the quantity of the order sizes increase.

Operating expenses for the twelve months ended December 31, 2000 were $396,731. These expenses consisted largely of trade show expenses of $20,836, secretarial labor of $21,960, sales and marketing consulting fees of $31,200, investor relations consulting fees of $78,639, public company formation and stock offering consulting fees of $58,068, and other professional fees of $35,955, and accrued officer salaries of $70,000. As we establish our brand name in the marketplace, we believe that our need for outside consultants will be greatly diminished once initial development stage activities are completed and we are receiving recurring purchases. Given this outcome, it is our intention to hire key personnel to carry on the functions now performed by numerous outside independent consultants.

Net loss for the twelve months ended December 31, 2000 was $396,614, and since inception 411,535. Furthermore as of December 31, 2000 the company had a working capital deficit of $161,482. The net cash used in operational activities for the year ended December 31, 2000 was $62,685, and from inception through December 31, 2000 was $71,310.

The net loss in 2000 was attributed to the minimal amount of sales in 2000 and the high cost of introducing our product and stock to the market.

Future Business

We believe consumers are looking to increase their comfort level and find products that can assist them in their day-to-day life. Our goal over the next quarter and for the next year is to establish and build the American IR brand name, and to market and merchandise our consumer electronic products based on our proprietary characteristics. We believe that high brand name recognition will be an effective springboard for new products, services, or potential acquisitions. We plan to cross brand with other major companies in the same retail space, as well as bundle promotions with other American IR products that compliment our Safety Beam.

The intended merger with American Infrared Technologies, Inc. is expected to accommodate the requirement for key personnel needed, as well as a more efficient model for cost effective operations and the elimination of any duplication of effort. Working capital may be negatively impacted should overall sales not increase, although the contemplated merger shall create further capital resource potential through the relationships already in place with that company. The transaction contemplated in the form of a stock issuance for the value of the company to be merged with should add a further asset base in the form of hard goods and intellectual property, while eliminating the outgoing payment of royalties on product sales.

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

Liquidity and Capital Resources

Although we have begun to generate revenues, without the realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is anticipated that we will realize increasing revenues from the sale of our products during the next twelve (12) months. We believe we will generate sufficient revenues to continue existing operations for at least the next twelve to twenty-four months.

During our normal course of business, we may experience net negative cash flows from operations, pending receipt of revenues.
Further, we may be required to obtain additional financing to augment our working capital.


/12/


ITEM 7. -- FINANCIAL STATEMENTS.




                        TABLE OF CONTENTS


                                                                PAGE

REPORT OF INDEPENDENT AUDITOR (Stark Tinter & Assoc., LLC)        1

REPORT OF INDEPENDENT AUDITOR (G. Brad Beckstead, C.P.A.)         2

BALANCE SHEET                                                     3

STATEMENT OF OPERATIONS                                           4

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)                       5

STATEMENT OF CASH FLOWS                                           6

NOTES TO FINANCIAL STATEMENTS                                  7-13


/13/


                 REPORT OF INDEPENDENT AUDITORS


Shareholders and Board of Directors
American IR Technologies, Inc.


We have audited the accompanying balance sheet of American IR Technologies, Inc. (a development stage company) as of December 31, 2000, and the related statements of operations, stockholders' equity (deficit), and cash flows for the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American IR Technologies, Inc. (a development stage company) as of December 31, 2000, and the results of its operations, and its cash flows for the year ended December 31, 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses in the development stage. This factor raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Stark Tinter & Associates, LLC


Denver, Colorado
March 21, 2001





                                1


/14/

G. BRAD BECKSTEAD
Certified Public Accountant
                                              330 E. Warm Springs
                                              Las Vegas, NV 89119
                                                     702.528.1984
                                                 425.928.2877 (efax)

                  INDEPENDENT AUDITOR'S REPORT


March 31, 2000

Board of Directors
American IR Technologies, Inc.
3110 S. Valley View, Ste. 105
Las Vegas, NV 89102

I have audited the Statement of Operations, Stockholders' Equity, and Cash Flows of American IR Technologies, Inc. (the "Company") (A Development Stage Company) for the period October 29, 1999 (Date of Inception) to December 31, 1999. These financial statements are the responsibility of the Company's management.
My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement presentation. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the results of operations, equity and cash flows of American IR Technologies, Inc., (A Development Stage Company), for the period October 29, 1999
(Date of Inception) to December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in
Note 2 to the financial statements, the Company has had limited operations and have not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/  G. Brad Beckstead, CPA
---------------------------
Las Vegas, Nevada

                                2


/15


                 AMERICAN IR TECHNOLOGIES, INC.
                  (A Development Stage Company)
                          BALANCE SHEET
                        December 31, 2000



ASSETS

CURRENT ASSETS
Cash                                                $    4,243
Accounts receivable                                      1,087
Due from officer                                         5,942
Prepaid expenses                                        44,134
                                                    ----------
Total current assets                                    55,406
                                                    ----------
PROPERTY AND EQUIPMENT, NET                              4,120
                                                    ----------
                                                    $   59,526
                                                    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES
Accounts payable and accrued expenses               $  135,159
Due to related party                                    85,849
                                                    ----------
Total current liabilities                              221,008
                                                    ----------
STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $.001 par value,
5,000,000 shares authorized,
no shares issued and outstanding                             -
Common stock, $.001 par value,
20,000,000 shares authorized,
7,135,267 issued and outstanding                         7,135
Additional paid in capital                             242,918
Deficit accumulated during the development stage      (411,535)
                                                    ----------

                                                      (161,482)
                                                    ----------

                                                    $   59,526
                                                    ==========



The accompanying notes are an integral part of these financial statements.


                                3


/16/


                      AMERICAN IR TECHNOLOGIES, INC.
                       (A Development Stage Company)
                          STATEMENT OF OPERATIONS




                                                          October 29,
                                                              1999
                                               Period     (Inception)
                                Year ended      ended       Through
                                 December     December     December
                                 31, 2000     31, 1999     31, 2000
                               ------------  ----------  -------------

REVENUE                        $      6,157  $        -  $       6,157
                               ------------  ----------  -------------

OPERATING EXPENSES
Cost of sales                         6,041           -          6,041
General and administrative          396,731      14,920        411,651
                               ------------  ----------  -------------
                                    402,772      14,920        417,692
                               ------------  ----------  -------------
Net (loss)                     $   (396,615) $  (14,920) $    (411,535)
                               ============  ==========  =============


Weighted average shares
outstanding -
basic and fully diluted           6,567,634   6,000,000      6,490,350
                               ============  ==========  =============

Net (loss) per common share -
basic and fully diluted        $      (0.06) $    (0.00) $       (0.06)
                               ============  ==========  =============



The accompanying notes are an integral part of these financial statements.


                                4


/17/


                      AMERICAN IR TECHNOLOGIES, INC.
                       (A Development Stage Company)
                STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
     FOR THE PERIOD OCTOBER 29, 1999 (INCEPTION) TO DECEMBER 31, 2000


                                                       Deficit
                                                     Accumulated
                      Common Stock      Additional    During the
                  --------------------   Paid in     Development
                    Shares    Amount     Capital        Stage        Total
                  ---------  ---------  ----------  -------------  ----------
Beginning balance,
October 29, 1999
(inception)               -          -           -              -           -

Stock issued for
cash              6,000,000  $   6,000  $    1,000     $        -  $    7,000

Cash contributed
by affiliate              -          -      16,000              -      16,000

Net loss
for the period            -          -           -        (14,920)    (14,920)
                  ---------  ---------  ----------  -------------  ----------
Balance at
December 31, 1999 6,000,000      6,000      17,000        (14,920)      8,080

Stock issued for
cash                317,000        317      63,083              -      63,400

Stock issued for
services            818,267        818     162,835              -     163,653

Net loss
for the year              -          -           -       (396,615)   (396,615)
                  ---------  ---------  ----------  -------------  ----------
Balance,
December 31, 2000 7,135,267  $   7,135  $  242,918  $    (411,535) $ (161,482)
                  =========  =========  ==========  =============  ==========



The accompanying notes are an integral part of these financial statements.


                                5


/18/


                      AMERICAN IR TECHNOLOGIES, INC.
                       (A Development Stage Company)
                          STATEMENT OF CASH FLOWS


                                                                October 29,
                                                                   1999
                                                    Period      (Inception)
                                    Year ended       ended        Through
                                     December      December      December
                                     31, 2000      31, 1999      31, 2000
                                   ------------  ------------  -------------

Net (loss)                         $   (396,315) $    (14,920) $    (411,535)

Adjustments to reconcile net (loss)
to net cash (used in) operating
activities:

  Depreciation                              727             -            727
  Stock issued for services             163,653         6,000        169,653
  (Increase) in accounts receivable      (1,087)            -         (1,087)
  (Increase) in due from officer         (5,942)            -         (5,942)
  (Increase) in prepaid expenses        (44,134)            -        (44,134)
  Increase in accounts payable          134,864           295        135,159
  Increase in related party payable      85,849             -         85,849
                                   ------------  ------------  -------------
Net cash (used in) operating
activities                              (62,685)       (8,625)       (71,310)
                                   ------------  ------------  -------------
Cash flows from investing
activities:
Purchase of fixed assets                 (4,847)            -         (4,847)
                                   ------------  ------------  -------------
Net cash (used in) investing             (4,847)            -         (4,847)
activities                         ------------  ------------  -------------

Cash flows from financing
activities:
  Proceeds from stock issuance           63,400        17,000         80,400
                                   ------------  ------------  -------------
Net cash provided by financing           63,400        17,000         80,400
activities                         ------------  ------------  -------------

Net increase (decrease) in cash          (4,132)        8,375          4,243

Beginning - cash balance                  8,375             -              -
                                   ------------  ------------  -------------
Ending - cash balance              $      4,243  $      8,375  $       4,243
                                   ============  ============  =============
SUPPLEMENTAL CASH FLOW INFORMATION

  Cash paid for: Interest          $          -  $          -  $           -
                                   ============  ============  =============
                 Income taxes      $          -  $          -  $           -
                                   ============  ============  =============

SUMMARY OF SIGNIFICANT NON FINANCING AND INVESTING ACTIVITIES

Common stock issued for services   $    163,653  $      6,000  $     169,653
                                   ============  ============  =============



The accompanying notes are an integral part of these financial statements.


                                6


/19/


                 American IR Technologies, Inc.
                  (A Development Stage Company)
                  Notes to Financial Statements
                        December 31, 2000

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

American IR Technologies, Inc. (the "Company") was incorporated in the State of Nevada. The Company has been in the development stage since its inception on October 29, 1999. The principal business objective of the Company is to market consumer electronics targeted to the quality of life & leisure and home health & safety markets. The Company product line utilizes infrared technology.

The Company has entered into a license agreement with an affiliated company, American Infrared Technologies, Inc. ("American"), a Canadian corporation, for exclusive rights to their procedures, practices and intellectual property. This agreement is the sole source of product development for the Company.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

For  purposes  of  the  statements of  cash  flows,  the  Company
considers  all  highly  liquid  investments  purchased  with   an
original maturity of three months or less to be cash equivalents.

Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2000. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, and accounts payable. Fair values are assumed to approximate carrying values for these financial instruments because they are short term in nature, the receivable or payable is due on demand, and their carrying amounts approximate fair value.

Property and Equipment

Property and equipment is stated at cost and is being depreciated
using   the  straight-line  method  over  the  asset's  estimated
economic life, ranging from 3 to 7 years.



                                7


/20/


                 American IR Technologies, Inc.
                  (A Development Stage Company)
                  Notes to Financial Statements
                        December 31, 2000

Long-Lived Assets

The carrying amount of long-lived assets is reviewed if facts and circumstances suggest that it may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the Company estimates the future undiscounted cash flows of the businesses to which long-lived assets relate. When such estimates of the future undiscounted cash flows are less than the carrying amount of long-lived assets, the difference is charged to operations. The Company estimates the future undiscounted cash flows using historical results and current projections. If current projections of future cash flows are not achieved, the Company may be required to record reductions in the carrying values of long-lived assets in future periods. As of December 31, 2000, management does not believe there is any impairment of the carrying amount of its assets.

Revenue Recognition

Sales are recognized upon shipment of electronic products.

Accounting for Stock-Based Compensation

The Company accounts for stock based compensation in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation."

Advertising Costs

The  Company  expenses  all  costs of  advertising  as  incurred.
Advertising costs included in selling, general and administrative
expenses   aggregated  $29,452  and  $0   in   2000   and   1999,
respectively.

Net Income (Loss) per Common Share

The Company calculates net income (loss) per share as required by Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares of outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income
(loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods presented, the company had no outstanding common stock equivalents.



                                8


/21/


                 American IR Technologies, Inc.
                  (A Development Stage Company)
                  Notes to Financial Statements
                        December 31, 2000

Recent Pronouncements

The FASB recently issued Statement No 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133". The Statement defers for one year the effective date of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The rule now will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The
Company has not engaged in any hedging activities during the periods presented.

During  December  1999,  the Securities and  Exchange  Commission
(SEC) issued Staff Accounting Bulletin 101 (SAB No. 101) which clarifies certain existing accounting principles for the timing of revenue recognition and its classification in the financial statements. In June 2000, the SEC delayed the required implementation date of SAB No. 101. As a result, SAB No. 101 will not be effective for the Company until the quarter ending September 30, 2001. The Company does not anticipate that SAB No. 101 will impact the Company's revenue recognition policies.

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has not been able to raise sufficient capital to initiate its business plan. The Company is reliant on American and officers to provide working capital.

The Company is also reliant on American to provide product through a five-year licensing agreement (Note 4). The Company does not currently design or manufacture its own product. The Company's ability to continue as a going concern is contingent upon its ability to raise working capital and attain profitable operations.



                                9


/22/


                 American IR Technologies, Inc.
                  (A Development Stage Company)
                  Notes to Financial Statements
                        December 31, 2000


The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2000:

     Computer equipment               $    964
     Furniture and fixtures              1,132
     Marketing equipment                   515
     Office equipment                    2,236
                                      --------
                                         4,847
     Less accumulated depreciation        (727)
                                      --------
                                      $  4,120
                                      ========

Depreciation expense for the year ended December 31, 2000 and period ended December 31, 1999 was $727 and $0, respectively.

NOTE 4. COMMITMENTS AND CONTINGENCIES

On December 22, 1999, the Company entered into a five-year technology license agreement with American (See Note 1). The officers and directors of American are also officers and directors of the Company. The license agreement provides the Company with the exclusive rights to all procedures, practices and intellectual property related to American's technologies and applications. According to the agreement, the Company has agreed to pay American a royalty of 3% of all revenues derived from the use of the technologies licensed from American. The royalty is payable monthly. Additionally, the Company received a 30-day right of first refusal to license additional technologies developed by American.

The Company has entered into several consulting contracts for various business services. Under the term of these agreements the Company anticipates issuing approximately 782,000 shares of common stock as consideration for services that will be rendered during 2001.



                                10


/23/


                 American IR Technologies, Inc.
                  (A Development Stage Company)
                  Notes to Financial Statements
                        December 31, 2000


NOTE 5. STOCKHOLDERS' EQUITY

Preferred Stock

The Company's Board of Directors has the authority to issue shares of preferred stock, in one or more series, with such voting powers, designations, preferences and rights or qualifications, limitations or restrictions thereof as shall be stated in the resolution or resolutions. No preferred stock has been issued or is outstanding at December 31, 2000 or 1999 and the Company has no present plans to issue any shares of preferred stock.

Common Stock

During November 1999, the Company completed an offering that was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Company issued 6,000,000 shares of its $0.001 par value common stock as consideration for $7,000 in cash.

During 1999 the Company received a capital contribution of $16,000 from American.

During July 2000, the Company completed an offering that was exempt from registration pursuant to Regulation D, Rule 504, of the Securities Act of 1933, as amended. The Company sold 317,000 shares of its $0.001 par value common stock at a price of $0.20 per share. The Company received cash in the amount of $63,400, net of expenses of $1,900.

During 2000, the Company issued 818,267 of its $0.001 par value common stock for services valued at $163,653. The shares were exempt from registration pursuant to Regulation D, Rule 504, of the Securities Act of 1933, as amended.

During 2000, the Company received services with a fair market value of $124,634, which is included in accounts payable as of December 31, 2000. The Company anticipates issuing approximately 609,000 shares of common stock during 2001 to satisfy these obligations.

NOTE 6. INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (FAS 109), "Accounting for Income Taxes", which requires use of the liability method. FAS 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes,



                               11


/24/


                 American IR Technologies, Inc.
                  (A Development Stage Company)
                  Notes to Financial Statements
                        December 31, 2000


referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The net deferred tax assets as of December 31, 2000, in the accompanying balance sheet includes the following components:

Deferred tax asset                    $   136,000
Less valuation allowance                 (136,000)
                                      -----------
                                      $         -
                                      ===========

The net change in valuation allowance for the year ended December
31, 2000 was $122,000.

The types of temporary differences between the tax basis of assets and their financial reporting amounts that give rise to a significant portion of the deferred tax asset are as follows:

                                        Reconciling      Tax
                                           Item         Effect
                                        -----------  -----------

Net operating loss carryforward:        $   400,000  $   136,000
                                        ===========  ===========

The net operating loss carry forward will expire through 2020.

NOTE 7. RELATED PARTY TRANSACTIONS

The Company will make and receive loans from its officers throughout the year. These loans typically bear no interest and are due on demand. As of December 31, 2000, $5,942 was due from the Company's president.

During 2000 an affiliated company, American, provided inventory, purchased fixed assets, and covered operating expenses for a total of $119,449. At December 31, 2000, the Company owed a balance of $85,849 to American. In 1999, American provided a capital contribution of $16,000 for operating expenses.

On July 1, 2000 the Company entered into a sales and marketing agreement with a company owned by a shareholder. Under the terms of the agreement, the Company is to receive sales and marketing services for a six month period from July 1, 2000 to December 31, 2000 in exchange for 156,000 shares of the Company's $0.001 par value common stock valued at $0.20 per share. The shares were issued during July 31, 2000 in connection with its Regulation D, Rule 504 stock offering.



                               12


/25/


                 American IR Technologies, Inc.
                  (A Development Stage Company)
                  Notes to Financial Statements
                        December 31, 2000


The officers of the Company have not drawn a salary during 2000. Their salary has been accrued and is included in accounts payable and accrued expenses. As of December 31, 2000 and 1999, amount due to these officers is $70,000 and $0, respectively. The Company anticipates issuing common stock during 2001 to satisfy these obligations.

A director of American provides consulting services to the Company. Accrued consulting fees included in accounts payable at December 31, 2000 and 1999 are $10,000 and $0, respectively. The Company anticipates issuing common stock during 2001 to satisfy this obligation.

NOTE 8. SUBSEQUENT EVENTS

In January 2001, the Company entered into a new non-cancelable operating lease agreement for its corporate facilities. The agreement is for a term of 23 months, beginning in February 2001 and ending in December 2002. The monthly rental expense is $3,264.

The Company has commenced discussions with an affiliated company, American Infrared Technologies, Inc. (American), a Canadian corporation, to purchase all outstanding shares of American's common stock. The Company anticipates issuing common stock to purchase American.



                               13


/26/


ITEM 8. -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURES

We have had no disagreements with our independent accountants in the year 2000.


/27/


                            PART III

ITEM 9. -- DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The name, age, position and date of appointment of our directors and executive officers are as follows:

     Name        Age               Position                  Appointed
--------------  -----  --------------------------------  -----------------
   Ron Ryan       46     President, CEO and Director      November 1, 1999

 Gerald Peatz     51      Secretary, Treasurer and        November 1, 1999
                                  Director


Ron Ryan, President, CEO and Director - Mr. Ryan is a seasoned entrepreneur with more than 20 years experience in business. After attending St. Francis Xavier University, Class of '78, on a combined athletic and academic scholarship, and various business activities, he began to pursue the field of product development in 1985. Over the next decade Mr. Ryan honed his skills in the areas of intellectual property and marketing.
This resulted in a system that Mr. Ryan conceptualized and authored which allow for rapid and efficient product development for delivery to the market.

Mr. Ryan has been sought to develop products and technologies for various corporations such as Westinghouse, Honeywell, American Sensors and Chubb Security. He has consulted and assisted in various product categories with corporations such as Black and Decker and Winner International in the United States and in the Orient with companies such as WellMike Enterprises, and Automatic Manufacturing, Ltd. In 1996, Mr. Ryan co-founded TVR Technologies Inc., and participated in the day-to-day operations as the President for the next two years. He co-invented the Universal Infra Red receiver technology that is utilized for the TVR product line. Mr. Ryan led the company from idea to international patent applications; joint venture partnership with Orient production; full production ready, regulatory approved product; and technology licensing.

Mr. Ryan has been an invited lecturer at the University of Toronto's MBA program on entrepreneurship; at Ryerson
Polytechnic University on the application of new technologies in business; and at Metro Toronto's Small Business Incubator
Program for new entrepreneurs.

Gerald Peatz - Secretary, Treasurer and Director, Mr. Peatz was formerly a President, Chief Financial Officer and Director of AutoEye Inc., a high-tech company that represented a new and exciting proprietary technology, which evolved into the first wireless retrievable utility network. This wireless retrievable utility network was the development of a radio frequency network monitored system applied for vehicles and transportation equipment. During his tenure both as Chief Financial Officer and subsequently as President, he was directly involved in establishing the company and development of the


/28/


technology for this start-up company. Another major responsibility for Mr. Peatz was coordinating with financiers to raise equity capital equivalent to $2,000,000 and the preparation to enter the public market in the over-the-counter bulletin board.

Mr. Peatz has accumulated in excess of 20 years experience, with 15 years in the role of Chief Financial Officer, for various privately held companies. As a professional accountant, Mr. Peatz started work as a cost accountant with Dominion Bridge for six years. He has five years experience as an auditor for Revenue Canada. In addition, Mr. Peatz has worked for 15 years in the manufacturing, high technology and engineering environment, in a wide range of roles including cost accountant, controller, human resources, credit, contract administrator and computer administrator. Mr. Peatz joined a national Buying Group as Chief Financial Officer. Mr. Peatz is a Certified Management Accountant.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten-percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 2000, its officers, directors and greater than ten percent beneficial owners complied with all Section 16(a) filing requirements.


ITEM 10. -- EXECUTIVE COMPENSATION.

The following table discloses compensation paid during the fiscal year ended December 31, 2000 to (i) the Company's Chief Executive Officer, and (ii) individual(s) who were the only executive officers, other than the Chief Executive Officer, serving as executive officers at the end of 2000 whose total salary and bonus exceeded $100,000 (the "Named Executive Officers").


                                           ANNUAL
                                        COMPENSATION      ALL OTHER
   NAME AND PRINCIPAL                  SALARY    BONUS   COMPENSATION
        POSITION               YEAR     ($)       ($)        ($)
        --------               ----    ------    -----   ------------

Ron Ryan                       2000    35,000        0           0
President, CEO and Director

Gerald Peatz
Secretary, Treasurer and       2000    35,000        0           0
Director


/29/


  STOCK OPTIONS GRANTED IN LAST FISCAL YEAR

No stock options were granted in the previous year.

  COMPENSATION OF DIRECTORS

Our only directors are the current executive officers that are already accruing salaries for the management of our Company. They are reimbursed for reasonable expenses incurred in connection with attendance at meetings of the Board and of Committees of the Board; however, they do not receive any additional compensation for their services as directors. Accordingly, it may be necessary for us to compensate newly appointed directors in order to attract a quality governance team. At this time we have not identified any specific individuals or candidates nor have we entered into any negotiations or activities in this regard.

  EMPLOYMENT AGREEMENTS

No such agreement(s) exists between any executive and the Company.


ITEM  11. -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS  AND
MANAGEMENT.

The following table sets forth certain information as of December 31, 2000 with respect to the beneficial ownership of the Company's Common Stock by: (i) all persons known by the Company to be beneficial owners of more than 5% of the Company's Common Stock, (ii) each director and Named Executive Officer, and (iii) by all executive officers and directors as a group.

     Name and Address       Shares Beneficially       Percentage of Shares
                                   Owned                   Outstanding
   --------------------   -----------------------   ------------------------

         Ron Ryan1               4,500,000                    63.07%

       Gerald Peatz1             1,500,000                    21.02%

  Total ownership by our         6,000,000                    84.09%
  officers and directors
  (two individuals)

1 The address of the beneficial owners is 3080 W. Post Rd., Las Vegas, NV 89118


ITEM 12. -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On December 22, 1999, we entered into a five-year technology license agreement with American Infrared Technologies, Inc., an Alberta, Canada corporation. The license agreement provides us with the rights to all procedures, practices and intellectual property related to American Infrared's technologies and applications. According to this agreement, we have agreed to pay to American Infrared a royalty of 3%, monthly, of all revenues derived from the use of the technologies licensed from them. In addition, we were granted a 30 day right of first refusal to license additional technologies, developed by American Infrared, not included in the license agreement.


/30/


American Infrared Technologies, Inc. is under common ownership with our principals. Mr. Gerald Peatz oversees operations of American Infrared and Mr. Ron Ryan oversees our operations. We believe that the terms of the technology license agreement were conducted under an arm's length transaction that appropriately represents fair market values for licensing proprietary technologies. Depicted below is the ownership of both American Infrared Technologies, Inc. and us by Messieurs Ryan and Peatz:

                        American Infrared          American IR
                           Technologies        Technologies, Inc.
 Name of Individual   (Alberta Corporation)   (Nevada Corporation)
-------------------- ----------------------- ----------------------
      Ron Ryan              3,000,000              4,500,000

    Gerald Peatz            1,000,000              1,500,000


ITEM 13. -- EXHIBITS

  (a)   Exhibits:
A list of exhibits required to be filed as part of this Annual
Report is set forth in the Index to Exhibits, which immediately precedes such exhibits and is incorporated herein by reference.

  (b)   Reports on Form 8-K:
We have not filed any reports on Form 8-K during the last quarter of the fiscal year ended December 31, 2000.


/31/


                           SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   AMERICAN IR TECHNOLOGIES, INC.


Date:  March 28, 2001
       --------------



                                   By:  /s/ Ron Ryan
                                        ------------
                                        Ron Ryan,
                                        President, CEO and Director





In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated



Date:  March 28, 2001
       --------------



By:  /s/ Ron Ryan
     ------------
     Ron Ryan,
     President, CEO and Director (Principal Executive Officer)



Date:  March 28, 2001
       --------------



By:  /s/ Gerald Peatz
     ----------------
     Gerald Peatz
     Secretary, Treasurer and Director


/32/


                             INDEX TO EXHIBITS


Exhibit
Number  Name and/or Identification of Exhibit
------- -------------------------------------
   3    Articles of Incorporation & By- Laws

        a. Articles of Incorporation of the      Rendered as Previously Filed
           Company filed October 29, 1999
        b. By-Laws of the Company adopted        Rendered as Previously Filed
           November 1, 1999

  10   Material Contracts
        a. Technology License Agreement with     Rendered as Previously Filed
           American Infrared Technologies, Inc.
        b. License Agreement with WellMike       Rendered as Previously Filed
           Enterprise Company, Ltd.

  23   Consent of Experts and Counsel
           Consent of independent public
           accountant


/33/