Form 10KSB/A
period 2000-12-31
AMERICAN IR TECHNOLOGIES INC
filed 2001-05-18
CIK 1114098

United States
               Securities and Exchange Commission
                     Washington, D.C. 20549
                    ------------------------
                           Form 10-KSB/A

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


                                5


/18/


                      AMERICAN IR TECHNOLOGIES, INC.
                       (A Development Stage Company)
                          STATEMENT OF CASH FLOWS


                                                                October 29,
                                                                   1999
                                                    Period      (Inception)
                                    Year ended       ended        Through
                                     December      December      December
                                     31, 2000      31, 1999      31, 2000
                                   ------------  ------------  -------------

Net (loss)                         $   (396,315) $    (14,920) $    (411,535)

Adjustments to reconcile net (loss)
to net cash (used in) operating
activities:

  Depreciation                              727             -            727
  Stock issued for services             163,653             -        163,653
  (Increase) in accounts receivable      (1,087)            -         (1,087)
  (Increase) in due from officer         (5,942)            -         (5,942)
  (Increase) in prepaid expenses        (44,134)            -        (44,134)
  Increase in accounts payable          134,864           295        135,159
  Increase in related party payable      85,849             -         85,849
                                   ------------  ------------  -------------
Net cash (used in) operating
activities                              (62,685)      (14,625)       (71,310)
                                   ------------  ------------  -------------
Cash flows from investing
activities:
Purchase of fixed assets                 (4,847)            -         (4,847)
                                   ------------  ------------  -------------
Net cash (used in) investing             (4,847)            -         (4,847)
activities                         ------------  ------------  -------------

Cash flows from financing
activities:
  Proceeds from stock issuance           63,400        23,000         80,400
                                   ------------  ------------  -------------
Net cash provided by financing           63,400        23,000         80,400
activities                         ------------  ------------  -------------

Net increase (decrease) in cash          (4,132)        8,375          4,243

Beginning - cash balance                  8,375             -              -
                                   ------------  ------------  -------------
Ending - cash balance              $      4,243  $      8,375  $       4,243
                                   ============  ============  =============
SUPPLEMENTAL CASH FLOW INFORMATION

  Cash paid for: Interest          $          -  $          -  $           -
                                   ============  ============  =============
                 Income taxes      $          -  $          -  $           -
                                   ============  ============  =============

SUMMARY OF SIGNIFICANT NON FINANCING AND INVESTING ACTIVITIES

Common stock issued for services   $    163,653  $          -  $     163,653
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