Form 10QSB/A
period 2000-12-31
AMERICAN IR TECHNOLOGIES INC
filed 2001-05-18
CIK 1114098

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           FORM 10-QSB/A

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


                        Table of Contents
                                                                Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Independent Auditors' Report                                       4

Balance Sheet September 30, 2000 and December 31, 1999
 (Unaudited)                                                       5

Income Statement for the Three and Nine Months Ended               6
September 30, 2000, and for the Period October 29, 1999
(Inception) to September 30, 2000 (unaudited)

Statement of Operations and Cash Flows for the Three and Nine      7
Months Ended September 30, 2000, and for the Period October
29, 1999 (Inception) to September 30, 2000  (unaudited)

Notes to Financial Statements                                      8

Item 2. Management's Discussion and Plan of Operation             10

PART II - OTHER INFORMATION

Item 6. Exhibits                                                  11

SIGNATURES                                                        12



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


/s/ G. Brad Beckstead, CPA

May 16, 2001


/4/


                 PART I - FINANCIAL INFORMATION
              Item 1. Unaudited Financial Statements

                 American IR Technologies, Inc.
                  (A Development Stage Company)
                          Balance Sheet

                                   (Unaudited)
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
                                    =========   ========

 The accompanying Notes are an integral part of these financial statements


/5/


                 American IR Technologies, Inc.
                  (A Development Stage Company)
                        Income Statement
                           (unaudited)



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



 The accompanying Notes are an integral part of these financial statements

/6/



                 American IR Technologies, Inc.
                  (A Development Stage Company)
                     Statement of Cash Flows
                          (unaudited)



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

                 American IR Technologies, Inc.

                          (Registrant)

Date: __________________

By:  /s/ Ron Ryan
   _____________________________
Ron Ryan, President and Director