Form 10QSB
period 2001-03-31
AMERICAN IR TECHNOLOGIES INC
filed 2001-05-21
CIK 1114098

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           FORM 10-QSB
(Mark One)

[X]                          QUARTERLY REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2001

Or

[  ]                         TRANSITION REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number:  000-31663

                 American I R Technologies Inc.
                 ------------------------------
      (Exact name of registrant as specified in its charter)

            Nevada                          88-0440536
            ------                          ----------
(State or other jurisdiction of (I.R.S. Employer Identification No.) incorporation or organization)

 3080 W. Post Road, Las Vegas, NV               89118
 --------------------------------               -----
(Address of principal executive               (Zip Code)
           offices)

                         (702) 368-4571
                         --------------
      (Registrant's telephone number, including area code)

                               N/A
                               ---
 (Former name, former address and former fiscal year, if changed since last report)

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

              APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                            8,490,787

/1/




                 AMERICAN I R TECHNOLOGIES INC.
                  (A Development Stage Company)


                        Table of Contents
                                                                   Page
PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements

        Balance Sheet March 31, 2001                                 3

        Statements of Operations for the Three Months Ended          4
        March 31, 2001 and 2000, and for the Period October
        29, 1999 (Inception) to March 31, 2001

        Statements of Cash Flows for the Three Months Ended          5
        March 31, 2001 and 200, and for the Period October
        29, 1999 (Inception) to March 31, 2001

        Notes to Financial Statements                                8

  Item 2. Management's Discussion and Analysis and Plan
           of Operation                                             10

PART II - OTHER INFORMATION

  Item 6. Exhibits                                                  11

SIGNATURES                                                          12

EXHIBIT INDEX


/2/

                 PART I - FINANCIAL INFORMATION

             Item 1. Unaudited Financial Statements

                   AMERICAN I R TECHNOLOGIES INC.
                    (a Development Stage Company)
                            BALANCE SHEET
                           March 31, 2001
                            (Unaudited)

                               ASSETS


CURRENT ASSETS
   Cash                                                $     3,573
   Accounts receivable                                       9,271
   Inventory                                                 1,361
   Due from officer                                          8,445
   Prepaid expenses                                         11,970
                                                       -----------
      Total Current Assets                                  34,620
                                                       -----------
PROPERTY AND EQUIPMENT, net                                 13,252
                                                       -----------
OTHER ASSETS                                                 3,839
                                                       -----------
                                                       $    51,711
                                                       ===========

               LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
   Accounts payable and accrued expenses               $   250,844
   Due to related party                                    171,401
                                                       -----------

      Total Current Liabilities                            422,245
                                                       -----------

STOCKHOLDERS' (DEFICIT)
Preferred stock, $0.001 par value
  5,000,000 shares authorized
  no shares issued and outstanding                               -
Common stock, $0.001 par value,
   20,000,000 shares authorized,
   7,135,267 issued and outstanding                          7,135
Additional paid in capital                                 242,918
Deficit accumulated during the development stage          (620,587)
                                                       -----------

                                                          (370,534)
                                                       -----------

                                                       $   51,711
                                                       ==========

 The accompanying notes are an integral part of these financial statements.

/3/

                   AMERICAN I R TECHNOLOGIES INC.
                    (a Development Stage Company)
                       STATEMENTS OF OPERATIONS
                             (Unaudited)


                                 Three        Three   October 29, 1999
                                 Months       Months     (inception)
                                  Ended        Ended      Through
                                 March 31,    March 31,   March 31,
                                   2001        2000        2001
                                ----------  ----------  ----------

REVENUE                         $   22,212  $        -  $   28,369
                                ----------  ----------  ----------
OPERATING EXPENSES
  Cost of sales                     17,906           -      23,947
  General and administrative
   expenses                        213,358      32,535     625,009
                                ----------  ----------  ----------
                                   231,264      32,535     648,956
                                ----------  ----------  ----------

Net (loss)                      $ (209,052) $  (32,535) $ (620,587)
                                ==========  ==========  ==========

Weighted average shares
 outstanding - basic and
 fully diluted                   7,135,267   6,000,000   6,602,836
                                ==========  ==========  ==========

Net (loss) per common share
  - basic and fully diluted     $    (0.03) $    (0.01) $    (0.09)
                                ==========  ==========  ==========



   The accompanying notes are an integral part of these financial statements

/4/

                   AMERICAN I R TECHNOLOGIES INC.
                    (a Development Stage Company)
                       STATEMENTS OF CASH FLOWS
                             (unaudited)



                                        Three       Three   October 29, 1999
                                        Months      Months    (Inception)
                                        Ended       Ended      Through
                                      March 31,    March 31,   March 31,
                                         2001        2000        2001
                                      ----------  ----------  ----------

Net cash provided by (used in)
 operating activities                 $    9,126  $   (2,134)  $  (68,184)
                                      ----------  ----------   ----------
Cash flows from investing activities:
   Purchase of fixed assets               (9,796)     (1,113)    (14,643)
                                      ----------  ----------  ----------
     Net cash (used in) investing
      activities                          (9,796)     (1,113)    (14,643)
                                      ----------  ----------  ----------
Cash flows from financing activities:
   Proceeds from stock issuance                -           -      86,400
                                      ----------  ----------  ----------
     Net cash provided by
      financing activities                     -           -      86,400
                                      ----------  ----------  ----------
Net increase (decrease) in cash             (670)     (3,247)      3,573

Beginning - cash balance                   4,243       8,375           -
                                      ----------  ----------  ----------

Ending - cash balance                 $    3,573  $    5,128  $    3,573
                                      ==========  ==========  ==========

 The accompanying notes are an integral part of these financial statements.

/5/


                 American I R Technologies Inc.
                  (a Development Stage Company)
                  Notes to Financial Statements

(1)  Basis Of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and Item 310(b) of Regulation S-B. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the audited financial statements of the Company as of December 31, 2000 and for the two years then ended, including notes thereto, included in the Company's Form 10-KSB.

(2)  Earnings Per Share

The Company calculates net income (loss) per share as required by SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods presented, common stock equivalents were not considered, as their effect would be anti-dilutive.

(3)  Subsequent Events


Subsequent to March 31, 2001 the Company entered into financial consulting and corporate advisory agreements in exchange for 700,000 shares of common stock. The agreements have one-year terms, expiring during April 2002. The Company also entered into a financing, consulting, and corporate advisory service agreements. The consultants are assisting the Company with negotiations to obtain bridge financing in the amount of $350,000. If the consultants successfully negotiate the financing and the terms are acceptable to the Company, the Company will pay to the consultants $100,000 from the loan proceeds. Of the total fee paid to the consultants, $50,000 will be applied to a retainer which will be used against future consulting services.

/6/


ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION.

FORWARD LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-QSB contains forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described herein and in other documents the Company files from time to time with the SEC, including its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000 and the Quarterly Reports on Form 10-QSB, filed by the Company in fiscal 2000.

OVERVIEW

American I R Technologies Inc. ("American IR" or "the Company") is a development stage company. Our principal business objective is to design, manufacture and market consumer electronic products that target the home health and safety, and the quality of life and leisure markets. Initially, we have developed and introduced to the market a portable, dedicated-beam, Infra Red sensor security/monitoring system (Safety BeamT). The American IR "signature" beam technology can function at a distance of up to 75 feet and under varying light exposures, and our products have been designed to achieve optimum performance under battery power allowing for complete, wireless portability.
The mission of American IR is to offer the most innovative technology, with the widest appeal, while driving for the most efficient costing. The core team at American IR brings significant industry and related experience to the Company.
Among the management and executives there is approximately 75 years experience in the development, marketing and administration of consumer products distribution.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2001 Compared to Three Months Ended
March 31, 2000.

Net sales for the three months ended March 31, 2001 and 2000 were $22,212 and $0 respectively. The increase in net sales was due to our focus shifting from design and development activities to the launch of our product line.

Cost of goods sold for the three months ended March 31, 2001 and 2000 were $17,906 and $0, respectively. The cost of sales is high compared to the net sales due to the high shipping costs on a relatively low volume of products sold. The Company expects that these costs will be maintained at or near current levels in the future. Shipping and freight incurred on the sales for the three months ending March 31, 2001 was $3,389, which represents 19% of the total cost of goods sold. We expect that the percentage of shipping costs as compared to total cost of goods sold will decrease as the quantity of the product order sizes increase. As a percentage of revenue, cost of goods sold for the three months ended March 31, 2001 and 2000 were 81% and 0%, respectively.

Selling, general and administrative expense includes advertising and marketing expenses, employee compensation, corporate overhead, trade show marketing, corporate and financial consulting. For the three months ended March 31, 2001 and 2000, selling, general and administrative expenses were $213,358 and $32,535, respectively, a 555% increase. The percentage of selling, general and administrative expenses as a percentage of revenue for the three months ended March 31, 2000 could not be calculated as the Company did not have any sales during that period. The increase in selling, general and administrative expenses were primarily due to consulting fees, advertising, trade show, and other marketing efforts, an additional employee, and increased office rent incurred because of a larger office and warehousing space. Also, as we establish our brand name in the marketplace, we believe that our need for outside consultants will be diminished once initial development stage activities are completed and we are receiving recurring purchases. Given this outcome, it is our intention to hire key personnel to carry on the functions now performed by numerous outside independent consultants.

For the three months ended March 31, 2001, the Company recorded a net loss of $209,052, or $0.03 per common share, as compared to a net loss of $32,535, or $0.01 per common share for the three months ended March 31, 2000.

/7/

LIQUIDITY AND CAPITAL RESOURCES

The Company's operations have resulted in net losses of $208,902 and $32,535 for the three months ended March 31, 2001 and 2000, respectively. Since the Company's inception in October 1999, the Company has financed its operations primarily through the sale of its Common Stock.

Net cash provided by operations for the three months ended March 31, 2001 was $9,126, while net cash used in operations for the three months ended March 31, 2000 was $2,134. The positive cash flows generated from operations for the three months ended March 31, 2001 were primarily due to increases in accounts and related party payables and a decrease in prepaid expenses. The negative cash flows generated from operations for the three months ended March 31, 2000 were primarily due to operating losses incurred during the period.

Net cash used in investing activities for the three months ended March 31, 2001 and 2000 was $9,796 and $1,113, respectively, which consisted of purchases of property and equipment during the period. The Company expects to continue to invest in capital and other assets.

At March 31, 2001, cash and cash equivalents totaled $3,573. In addition, at March 31, 2001, the Company had a working capital deficiency of $387,625 and an accumulated deficit of $620,587. Based on the Company's ability to meet its operating goals, the Company will be required to raise additional funds to meet the Company's working capital and capital expenditure needs at least through the next twelve months.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
None.

Item 2. Changes in Securities
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Submission of Matters to a Vote of Security Holders
None.

Item 5. Other Information
None.

Item 6. Exhibits and Reports on Form 8-K
     (a)  Exhibits
          Incorporated by reference
     (b)  Reports on Form 8-K
           Incorprated by reference Form 8-K filed on March 15, 2001 and May 15, 2001 concerning change in auditors



                          EXHIBIT INDEX

Exhibit  Name and/or Identification of Exhibit
Number

  3     Articles of Incorporation & By-Laws

  3a Articles of Incorporation of the Company filed October 29, 1999. Incorporated by reference to Exhibit 3(a) to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission on October 2, 2000 - file #000-31663.

/8/

  3b By-Laws of the Company adopted November 1, 1999. Incorporated by reference to the Exhibit 3(b) to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission on October 2, 2000 - file #000-31663.

  10    Material contracts

10(a)     Technology license agreement with American Infrared
          Technologies, Inc., incorporated by reference to Exhibit 10(a) to the annual report on Form 10-KSB filed on March 30, 2001 - file #000-31663

10(b) License agreement with WellMike Enterprise Company, Ltd., incorporated by reference to Exhibit 10(b) to Form 10-KSB filed on March 30, 2001 - file #000-31663

10(c) Consulting agreement with Elsa Bugarini incorporated by reference to Exhibit 4.11 to Form S-8 registration statement filed on April 30, 2001 - file #333-59858

10(d) Consulting agreement with Tore Dietrich incorporated by reference to Exhibit 4.12 to Form S-8 registration statement filed on April 30, 2001 - file #333-59858

10(e) Consulting agreement with Christopher McNeill incorporated by reference to Exhibit 4.13 to Form S-8 registration statement filed on April 30, 2001 - file #333-59858

10(f)     Independent contractor agreement with Larry Klessman
          incorporated by reference to Exhibit 4.14 to Form S-8
          registration statement filed on April 30, 2001 - file #333-
          59858

10(g) Consulting agreement with Ross Wilkensen incorporated by reference to Exhibit 4.15 to Form S-8 registration statement filed on April 30, 2001 - file #333-59858

10(h) Consulting agreement with Betty Vancrey incorporated by reference to Exhibit 4.16 to Form S-8 registration statement filed on April 30, 2001 - file #333-59858

10(i)     Independent contractor agreement with Mitchell Nusbaum
          incorporated by reference to Exhibit 4.17 to Form S-8
          registration statement filed on April 30, 2001 - file #333-
          59858

10(j) Independent contractor agreement with Michael Sund incorporated by reference to Exhibit 4.18 to Form S-8 registration statement filed on April 30, 2001 - file #333-59858

10(k) Consulting agreement with Vaughn Inman incorporated by reference to Exhibit 4.19 to Form S-8 registration statement filed on April 30, 2001 - file #333-59858

10(l) Consulting agreement with M. Blaine Riley, Randal Letcavage and Rosemary Nguyen incorporated by reference to Exhibit 4.1 to Form S-8 registration filed on May 15, 2001 - file #333-60936

10(m) Consulting agreement with iCapital Corporation incorporated by reference to Exhibits 4.2 to Form S-8 registration statement filed on May 15, 2001 - file #333-60936

10(n)     Consulting agreement with Citadel Consulting, LLC.


/9/

                           SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American I R Technologies Inc.
(Registrant)


Date: May 21, 2001

By:  /s/ Ron Allen Ryan
-----------------------
Ronald A. Ryan, Director, Chief Executive Officer, and President

Date: May 21, 2001

By:  /s/ Gerald S. Peatz
------------------------
Gerald S. Peatz, Director, Secretary, Treasurer, and Principal
Financial and Accounting Officer

/10/