Form 10QSB/A
period 2000-09-30
AMERICAN IR TECHNOLOGIES INC
filed 2001-06-04
CIK 1114098

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION


                     Washington, D.C. 20549
                   AMENDMENT TO FORM 10-QSB/A

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

Commission File Number: 000-31663

                 American I R Technologies, Inc.
                 ------------------------------
      (Exact name of registrant as specified in its charter)

            Nevada                          88-0440536
            ------                          ----------
(State or other jurisdiction of (I.R.S. Employer Identification No.) incorporation or organization)

3110 S. Valley View Blvd, Suite 201 Las Vegas, NV          89102
------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)

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

/1/

                 AMERICAN I R TECHNOLOGIES, INC.
                  (A Development Stage Company)


                        Table of Contents
                                                                    Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Balance Sheets as of September 30, 2000 and December
         31, 1999 (Audited)                                            3
        Income Statements for the Three and Nine Months Ended          4
         September 30, 2000, and for the Period October 29, 1999 (Inception) to September 30, 2000
        Statements of Cash Flows for the Three and Nine Months Ended   5
         September 30, 2000, and for the Period October 29, 1999 (Inception) to September 30, 2000
        Notes to Financial Statements                                  6

Item 2. Management's Discussion and Plan of Operation                  8

PART II - OTHER INFORMATION

Item 6. Exhibits                                                       9

SIGNATURES                                                            10

/2/





                 PART I - FINANCIAL INFORMATION
             Item 1. Financial Statements
                 American I R Technologies, Inc.
                  (A Development Stage Company)
                         Balance Sheets

                                         September 30,  December 31,
                                              2000         1999
                                           ----------   ----------
                                                         (Audited)
Current assets
   Cash and equivalents                    $      638   $    8,375
   Trade receivables                            1,650            -
   Related party receivables                   16,839            -
   Prepaid Expenses                            80,893            -
                                           ----------   ----------
   Total current assets                       100,020        8,375

Fixed assets (net)                              4,362            -
                                           ----------   ----------
                                           $  104,382   $    8,375
                                           ==========   ==========
Liabilities and Stockholders' Equity

Current liabilities

  Accounts payable                         $   76,173   $      295
  Related party payable                        72,912            -
                                           ----------   ----------
      Total current liabilities               149,085          295

Common stock, $0.001 par value,
    20,000,000 shares authorized;
    7,135,267 and 6,000,000 shares
    issued and outstanding at 9/30/00
    and 12/31/99, respectively                  7,135        6,000

Preferred stock, $0.001 par value,
     5,000,000 shares authorized; no
     shares issued and outstanding at
     9/30/00 and 12/31/99, respectively             -            -

Additional paid-in capital                    242,918       17,000

Retained earnings                            (294,756)     (14,920)
                                           ----------   ----------
                                              (44,703)       8,080
                                           ----------   ----------
                                           $  104,382   $    8,375
                                           ==========   ==========

 The accompanying notes are an integral part of these financial statements
/3/

                 American I R Technologies, Inc.
                  (A Development Stage Company)
                        Income Statements
                           (Unaudited)


                     Three months ended      Nine months ended    October 29,
                   ----------------------  ----------------------    1999
                   September   September   September   September  (inception)
                        30,         30,         30,        30,    to September
                      2000        1999        2000       1999      30, 2000
                   ----------  ----------  ----------  ----------  ----------
Revenue            $    1,650  $        -  $    1,650  $        -  $    1,650
Cost of goods
 sold                   2,371           -       2,371           -       2,371
                   ----------  ----------  ----------  ----------  ----------
Gross profit             (721)          -        (721)          -        (721)
                   ----------  ----------  ----------  ----------  ----------
Expenses:
 Selling and
  marketing            57,052           -      63,859           -      63,859
 General and
  administrative      158,565           -     215,256           -     230,176
                   ----------  ----------  ----------  ----------  ----------
Total operating
 expenses             215,617           -     279,115           -    (294,035)
                   ----------  ----------  ----------  ----------  ----------
Net loss           $ (216,338) $        -  $ (279,836) $        -  $ (294,756)
                   ==========  ==========  ==========  ==========  ==========

Weighted average
number of common
shares
outstanding         6,752,731           -   6,253,668           -   6,207,339
                   ==========  ==========  ==========  ==========  ==========
Loss per share     $     (.03) $        -  $     (.04) $        -  $     (.05)
                   ==========  ==========  ==========  ==========  ==========

 The accompanying Notes are an integral part of these financial statements

/4/
                 American IR Technologies, Inc.
                  (A Development Stage Company)
                    Statements of Cash Flows
                           (unaudited)

                         Three months ended      Nine months ended    October 29,
                       ----------------------  ----------------------    1999
                       September   September   September   September  (inception)
                           30,         30,         30,        30,    to September
                          2000        1999        2000       1999      30, 2000
                       ----------  ----------  ----------  ----------  ----------
Cash flows from
 operating activities
  Net loss             $ (216,338) $        -  $ (279,836) $        -  $ (294,756)
  Depreciation expense        239           -         485           -         485
  Stock issued for
   services               163,653           -     163,653           -     163,653
  (Increase) in trade
   receivables             (1,650)          -      (1,650)          -      (1,650)
  (Increase) in
   receivables-
   related parties            150           -     (16,839)          -     (16,839)
  (Increase) in
   prepaid expenses       (76,313)          -     (80,893)          -     (80,893)
  Increase in
   accounts payable        40,878           -      75,878           -      76,173
  Increase in
   related party
   payables                51,831           -      72,912           -      72,912
                       ----------  ----------  ----------  ----------  ----------
Net cash used by
 operating activities     (37,550)          -     (66,290)          -     (80,915)
                       ----------  ----------  ----------  ----------  ----------
Cash flows from
 investing activities
  Purchases of fixed
   assets                    (515)          -      (4,847)          -      (4,847)
                       ----------  ----------  ----------  ----------  ----------
Net cash from
 investing activities        (515)          -      (4,847)          -      (4,847)
                       ----------  ----------  ----------  ----------  ----------
Cash flows from
 financing activities
  Issuance of common
   stock                      124           -         317           -       6,317
  Additional paid-in
   capital                 24,626           -      63,083           -      80,083
                       ----------  ----------  ----------  ----------  ----------
Net cash provided
 by financing
 activities                24,750           -      63,400           -      86,400
                       ----------  ----------  ----------  ----------  ----------
   Beginning cash          13,953           -       8,375           -           -
                       ----------  ----------  ----------  ----------  ----------
Ending cash            $      638  $        -  $      638  $        -  $      638
                       ==========  ==========  ==========  ==========  ==========
Supplemental cash
 flow information:
   Interest expense             -           -           -           -           -
   Income taxes                 -           -           -           -           -

Summary of
significant non-
cash investing and
financing activities:
 Stock issued for
  services:            $  163,653              $  163,653              $  163,653
                       ----------              ----------              ----------

 The accompanying Notes are an integral part of these financial statements

/5/

                 American I R Technologies, Inc.
                  (A Development Stage Company)

                            Footnotes


Note 1 - History and organization of the company

The Company was organized October 29, 1999 (Date of Inception) under the laws of the State of Nevada, as American I R
Technologies, Inc. The Company has no significant operations and in accordance with SFAS #7, the Company is considered a development stage company. The Company is authorized to issue 20,000,000 shares of $0.001 par value common stock and 5,000,000 shares of $0.001 par value preferred stock.

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

 /6/

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

During July 2000, the Company completed an offering that was exempt from registration pursuant to Regulation D, Rule
504,  of the Securities Act of 1933, as amended.  The
Company sold 317,000
shares of its $0.001 par value common stock at a price of $0.20 per share. The Company received cash in the amount of $63,400,net of expenses of $1,900.

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

/7/

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

General

American IR Technologies Inc. ("American IR" or the
"Company") is a development stage Company. Our principal business objective is to design, manufacture and market consumer electronic products that target the home health and safety, and the quality of life and leisure markets.
Initially, American IR has developed and introduced to the market a portable, dedicated-beam, Infra Red sensor security/monitoring system (Safety Beam [TM]). The American IR
"signature" beam technology can function at a distance of up to 75 feet and under varying light exposures, and our products have been designed to achieve optimum performance under battery power allowing for complete, wireless portability.

Results of Operations

The Company generated revenues of $1,650 in the third quarter. Although the Company has a limited operating history, activities to date have been primarily designed to further our principal business objective as stated above.
From July through September of calendar year 2000, American
IR focused solely on design and development activities leading up to the launch of the product line and had not engaged in any major sales efforts. The Company has, however, engaged sales representation in all major U.S.
territories, Europe and Asia.

In August 2000, the Company sold inventory in exchange for advertising services. The cost of the inventory exchange in the transaction was approximately $4,000. Recognition of the transaction is being deferred until the first quarter of 2001 at which time the advertising services will be rendered.

Future Business

We believe consumers are looking to increase their comfort level and find products that can assist them in their day-to-day life. Our goal over the next quarter and for the next year is to establish and build the American IR brand name, and to market and merchandise our consumer electronic products based on our proprietary characteristics. The
Company believes that high brand name recognition will be an effective springboard for new products, services, or potential acquisitions. We plan to cross brand with other major companies in the same retail space, as well as bundle promotions with other American IR products that compliment our Safety Beam(TM).

Liquidity and Capital Resources

  Although the Company has begun to generate revenues, without the realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's plan to seek additional capital through an offering of its securities.

/8/

                 PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

          None

Item 3.   Defaults upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other Information

          Not applicable.

Item 6.   Exhibits and Reports on Form 8-K

          a. Exhibits

Exhibit   Name and/or Identification of Exhibit
Number
  3       a.    Articles of Incorporation & By-Laws
                (i) Articles of Incorporation of the Company filed October
                29, 1999.  Incorporated by reference to the exhibits to
                the Company's General Form For Registration Of Securities
                Of Small Business Issuers on Form 10-SB, previously filed
                with the Commission.
               (ii) By-Laws of the Company adopted November 1, 1999.
                Incorporated by reference to the exhibits to the Company's
                General Form For Registration Of Securities Of Small
                Business Issuers on Form 10-SB, previously filed with the
                Commission.

          b.  Reports on Form 8-K

              No reports on Form 8-K were filed by the Company during the fiscal quarter ended September 30, 2000.

/9/


                         SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

               American IR Technologies, Inc.

                        (Registrant)

Date: June 1, 2001

By:  /s/ Ron Ryan
--------------------------------
Ron Ryan, President and Director

By:  /s/ Gerald Peatz
--------------------------------
Gerald Peatz, Chief Financial and
  Accounting Officer


/10/




