Form 10KSB/A
period 2000-12-31
AMERICAN IR TECHNOLOGIES INC
filed 2001-06-11
CIK 1114098

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

During December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements (SAB No. 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 did not impact the Company's revenue recognition policies.

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