Form 10QSB
period 2001-06-30
AMERICAN IR TECHNOLOGIES INC
filed 2001-08-20
CIK 1114098

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           FORM 10-QSB

(Mark One)
[X]                           QUARTERLY REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2001

Or

[  ]                          TRANSITION REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-31663

                 American IR Technologies, Inc.
                 ------------------------------
      (Exact name of registrant as specified in its charter)

            Nevada                            88-0440536
            ------                            ----------
(State or other jurisdiction of   (I.R.S. Employer Identification No.)
 incorporation or organization)

    3080 W. Post Road, Las Vegas, NV                89118
    --------------------------------                ------
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

              APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                            8,740,787

/1/


                 AMERICAN IR TECHNOLOGIES, INC.
                  (A Development Stage Company)


                        Table of Contents
                                                                        Page

PART I - FINANCIAL INFORMATION

       Item 1. Financial Statements

               Balance Sheet June 30, 2001                                3

               Statement of Operations for the Three Months Ended June    4
               30, 2001 (unaudited) and 2000 (unaudited), and for the
               Six Months Ended June 30, 2001 (unaudited) and 2000 (unaudited) and for the Period October 29, 1999
               (Inception) through June 30, 2001

               Statement of Cash Flows for the Six Months Ended June      5
               30, 2001 (unaudited) and 2000 (unaudited) and for the
               Period October 29, 1999 (Inception) through June 30, 2001

               Notes to Financial Statements                              6

       Item 2. Management's Discussion and Plan of Operation              7

PART II - OTHER INFORMATION

       Item 6. Exhibits                                                  10

SIGNATURES                                                               11

/2/

                   AMERICAN IR TECHNOLOGIES, INC.
                    (A Development Stage Company)
                            BALANCE SHEET
                            June 30, 2001
                             (unaudited)

                               ASSETS

     CURRENT ASSETS:
        Accounts receivable                               $     9,066
        Inventory                                               6,287
        Prepaid expenses                                      170,420
                                                          -----------
           Total Current Assets                               185,773
                                                          -----------
     PROPERTY AND EQUIPMENT, net                               13,010
                                                          -----------
     OTHER ASSETS                                               3,839
                                                          -----------
                                                          $   202,622
                                                          ===========

               LIABILITIES AND STOCKHOLDERS' (DEFICIT)

     CURRENT LIABILITIES
        Bank overdraft                                    $     1,504
        Accounts payable and accrued expenses                 108,384
        Due to related party                                  224,466
        Subscription payable                                  144,446
                                                          -----------
           Total Current Liabilities                          478,800
                                                          -----------
     STOCKHOLDERS' (DEFICIT)
        Preferred stock, $0.001 par value,
         5,000,000 shares authorized,
         no shares issued and outstanding                           -
        Common stock, $0.001 par value,
         20,000,000 shares authorized,
         8,740,787 issued and outstanding                       8,741
        Additional paid in capital                            594,747
        Deficit accumulated during the development           (879,666)
         stage                                            -----------
                                                             (276,178)
                                                          -----------
                                                          $   202,622
                                                          ===========

 The accompanying notes are an integral part of these financial statements.

/3/

                 AMERICAN IR TECHNOLOGIES, INC.
                  (A Development Stage Company)
                     STATEMENT OF OPERATIONS
                           (Unaudited)

                             Three        Three       Six         Six   October 29, 1999
                             Months       Months     Months      Months    (Inception)
                              Ended        Ended      Ended       Ended      Through
                             June 30,     June 30,   June 30,    June 30,    June 30,
                               2001        2000        2001        2000        2001
                            ----------  ----------  ----------  ----------  ----------
REVENUE                     $    6,692  $        -  $   28,904  $        -  $   35,061
                            ----------  ----------  ----------  ----------  ----------

OPERATING EXPENSES
 Cost of sales                   3,607           -      21,513           -      27,554
 General and
  administrative
  expenses                     262,164      30,963     475,522      63,499     887,173
                            ----------  ----------  ----------  ----------  ----------
                               265,771      30,963     497,035      63,499     914,727
                            ----------  ----------  ----------  ----------  ----------
Net (loss)                  $ (250,079) $  (30,963) $ (468,131) $  (63,499) $ (879,666)
                            ==========  ==========  ==========  ==========  ==========
Weighted average
 shares outstanding
 - basic and fully
 diluted                     8,139,736   6,000,000   7,640,277   6,000,000   6,602,836
                            ==========  ==========  ==========  ==========  ==========
Net (loss) per common
 share - basic and fully
 diluted                    $    (0.03) $    (0.01) $    (0.06) $    (0.01) $    (0.13)
                            ==========  ==========  ==========  ==========  ==========


 The accompanying notes are an integral part of these financial statements.
/4/


                 AMERICAN IR TECHNOLOGIES, INC.
                  (A Development Stage Company)
                     STATEMENT OF CASH FLOWS
                           (Unaudited)


                                                               October 29, 1999
                                        Six Months   Six Months  (Inception)
                                          Ended         Ended      Through
                                         June 30,      June 30,    June 30,
                                           2001         2000         2001
                                        ----------   ----------   ----------
Net cash used in operating activities   $ (347,134)  $  (28,740)  $ (424,444)
                                        ----------   ----------   ----------
Cash flows from investing activities:
   Purchase of fixed assets                (10,544)      (4,332)     (15,391)
                                        ----------   ----------   ----------
   Net cash (used in) investing
    activities                             (10,554)      (4,332)     (15,391)
                                        ----------   ----------   ----------
Cash flows from financing activities:
   Proceeds from stock issuance            353,435       38,650      439,835
                                        ----------   ----------   ----------
   Net cash provided by financing
    activities                             353,435       38,650      439,835
                                        ----------   ----------   ----------
Net increase (decrease) in cash             (4,243)       5,578            -

Beginning - cash balance                     4,243        8,375            -
                                        ----------   ----------   ----------

Ending - cash balance                   $        -   $   13,953   $        -
                                        ==========   ==========   ==========


 The accompanying notes are an integral part of these financial statements.

/5/

                 American IR Technologies, Inc.
                  (a Development Stage Company)
                  Notes to Financial Statements


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

(3)  Equity

During the six months ended June 30, 2001 the Company entered into financial consulting and corporate advisory agreements in exchange for 1,625,520 shares of common stock. The agreements have one-year terms, expiring during April 2002.

/6/

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

Results of Operations

  Revenue for the three months ended June 30, 2001 was $6,692, six months ended June 30, 2001 was $28,904 and since October 29, 1999 (inception) we have recorded revenue of $35,061. As compared to the three and six month period ended June 30, 2000 when we reported no revenue. We have steadily increased revenue since inception due to the growing acceptance in the marketplace for our products.

  Total operating expenses for the three months ended June 30, 2001 were $265,771. This represents an increase of $234,808 in total operating expenses from the comparable three month period ended June 30, 2000, when we reported total operating expenses of $30,963. Total operating expenses for the six months ended June 30, 2001 were $497,035. This represents an increase of $433,536 in total operating expenses from the comparable six month period ended June 30, 2000, when we reported total operating expenses of $63,499. Since October 29, 1999 (inception) we have incurred

/7/


$914,727 in total operating expenses. Almost all of the operating expenses incurred by the Company to date are related to general and administrative expenses. These expenses consisted mainly of:

   a.   Trade show expenses;
   b.   Secretarial labor;
   c.   Sales and marketing consulting fees;
   d.   Investor relations consulting fees;
   e.   Public company formation and stock offering consulting fees;
   f.   Other professional fees; and
   g.   Accrued officer salaries.

  As we establish our brand name in the marketplace, we believe that our need for outside consultants will be greatly diminished once initial development stage activities are completed and we are receiving recurring purchases. Given this outcome, it is our intention to hire key personnel to carry on the functions now performed by numerous outside independent consultants.

  Cost of sales for the three months ended June 30, 2001 was $3,607, six months ended June 30, 2001 was $21,513 and since October 29, 1999 (inception) we have incurred cost of sales of $27,554. As compared to the three and six month period ended June 30, 2000 when we were still in the development phase and had not yet begun to manufacture our products. Our cost of sales will continue to increase, as the number of units sold increases to meet the expected demand for our products.

  Due to the increase in cost of sales and general and administrative expenses, we recorded a net loss for the three months ended June 30, 2001 of $259,079 as compared to the loss of $30,963 reported in the comparable period of 2000. We recorded a net loss for the six months ended June 30, 2001 of $468,131 as compared to the loss of $63,499 reported in the comparable period of 2000. Furthermore, since October 29, 1999 (inception) we have incurred $879,666 in net losses. The net loss to date is attributed to a minimal amount of sales and the high cost of introducing our product and stock to the market.

  As of June 30, 2001 we have a working capital deficit of $293,027. The net cash used in operational activities for the six months ended June 30, 2000 was $347,134 as compared to net cash used in operational activities of $28,740 reported in the comparable period of 2000. To date we have used $424,444 in operating activities.

  Although we have a limited operating history, activities to date have been primarily designed to further our principal business objective as stated above. From July through September of calendar year 2000, American IR focused solely on design and development activities leading up to the launch of the product line and had not engaged in any major sales efforts. We have, however, engaged sales representation in all major U.S. territories, Europe and Asia.

/8/

  As of June 30, 2001, the Company has developed a business plan, recruited and retained a management team and raised capital via an offering made July 31, 2000 in reliance upon an exemption from the registration provisions of the Securities Act of 1933, as amended, in accordance with Regulation D, Rule 504. Additionally, we initiated relations with a major North American Public Relations firm that has successfully represented many major brands in our product categories. Relations were also initiated with several Orient manufacturers for the purposes of creating additional production capacity, timely supply, and potentially improving product costing.

Future Business

  We believe consumers are looking to increase their comfort level and find products that can assist them in their day-to-day life. Our goal over the next quarter and for the next year is to establish and build the American IR brand name, and to market and merchandise our consumer electronic products based on our proprietary characteristics. Our management believes that high brand name recognition will be an effective springboard for new products, services, or potential acquisitions. We plan to cross brand with other major companies in the same retail space, as well as bundle promotions with other American IR products that compliment our Safety Beam.

  We expect to be able to increase revenues by offering an expanded product line to an increasing consumer base through current and additional sales channels. To accomplish this American IR plans to hire several new staff in the areas of sales and marketing support, product development, operations and administration.

Liquidity and Capital Resources

  To fund ongoing fiscal 2001 operations, we will need to begin to generate greater revenues or raise additional capital to fund our operations and provide for our working capital needs. As at June 30, 2001, we have recognized minimal revenue to date and have accumulated operating losses of $879,666 since inception. Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of our products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While we are expending our best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

  All investor inquiries should be directed to Mr. Ron Ryan, President, American IR Technologies, Inc. 3080 W. Post Road, Las
Vegas, Nevada 89118, phone 702-368-4571, fax 702-368-4573.

/9/


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

/10/


                           SIGNATURES


Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 American IR Technologies, Inc.
-----------------------------------------------------------------
                          (Registrant)



Date:    08/17/01
         --------

By:      /s/ Ronald A. Ryan
     -----------------------
     Ronald A. Ryan, Director, Chief Executive Officer and President





Date:    08/17/01
         --------


By:     /s/ Gerald S. Peatz
     -----------------------
     Gerald S. Peatz, Director, Secretary, Treasurer, and
     Principal Financial and Accounting Officer


/11/