Form 10QSB
period 2001-09-30
AMERICAN IR TECHNOLOGIES INC
filed 2001-11-21
CIK 1114098

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2001

Or

[  ]                    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-31663

                           American IR Technologies, Inc.
                           ------------------------------
               (Exact name of registrant as specified in its charter)

             Nevada                                  88-0440536
             ------                                  ----------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)

3080 W. Post Road, Las Vegas, NV                        89118
----------------------------------------                -----
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,270,787


/1/

                         AMERICAN IR TECHNOLOGIES, INC.
                          (A Development Stage Company)


                                Table of Contents

                                                                    Page
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Balance Sheet September 30, 2001 (unaudited)                           3

Statement of Operations for the Three Months Ended September 30,       4
2001 (unaudited) and 2000 (unaudited), and for the Nine Months
Ended September 30, 2001 (unaudited) and 2000 (unaudited) and for the Period October 29, 1999 (Inception) through September 30, 2001 (unaudited)

Statement of Cash Flows for the Nine Months Ended September 30,        5
2001 (unaudited) and 2000 (unaudited) and for the Period October
29, 1999 (Inception) through September 30, 2001 (unaudited)

Notes to Financial Statements                                          6

Item 2. Management's Discussion and Plan of Operation                  7

PART II - OTHER INFORMATION

Item 6. Exhibits                                                      10

SIGNATURES                                                            11


/2/

                   AMERICAN IR TECHNOLOGIES, INC.
                   (A Development Stage Company)
                           BALANCE SHEET
                         September 30, 2001
                            (unaudited)

                               ASSETS
CURRENT ASSETS:
   Accounts receivable, net                               $     30,073
   Inventory                                                     7,168
   Prepaid expenses                                            189,486
                                                          ------------
      Total Current Assets                                     226,727
                                                          ------------
PROPERTY AND EQUIPMENT, net                                     12,196
                                                          ------------
OTHER ASSETS                                                    13,844
                                                          ------------
                                                          $    252,767
                                                          ============
              LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
   Bank overdraft                                         $      7,512
   Accounts payable and accrued expenses                       150,385
   Due to employee                                               1,555
   Due to related parties                                      272,134
   Subscription payable                                        161,946
                                                          ------------
      Total Current Liabilities                                593,532
                                                          ------------
STOCKHOLDERS' (DEFICIT)
   Preferred stock, $0.001 par value,
    5,000,000 shares authorized,
    no shares issued and outstanding                                 -
   Common stock, $0.001 par value,
    20,000,000 shares authorized,
    10,270,787 issued and outstanding                           10,271
Additional paid in capital                                     716,784
Deficit accumulated during the development stage            (1,067,820)
                                                          ------------
                                                              (340,765)
                                                          ------------
                                                          $    252,767
                                                          ============

   The accompanying notes are an integral part of these financial statements.

   /3/

                         AMERICAN IR TECHNOLOGIES, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                     Three        Three       Nine        Nine    October 29, 1999
                     Months      Months      Months      Months     (Inception)
                     Ended        Ended       Ended      Ended        Through
                   September    September   September   September    September
                      30,          30,         30,       30,             30,
                      2001        2000        2001        2000          2001
                    -----------  ----------  ----------  ----------  -----------
REVENUE             $     7,361  $   12,036  $   76,265  $   12,036  $    82,422
                    -----------  ----------  ----------  ----------  -----------
OPERATING
EXPENSES
  Cost of sales          30,260       4,818      51,773       4,818       57,814
  General and           205,255     168,549     680,777     184,633    1,092,428
   administrative
   expenses
                        235,515     173,367     732,550     189,451    1,150,242
                     ----------  ----------  ----------  ----------  -----------
Net (loss)           $ (188,154) $ (161,331) $ (656,285) $ (177,415) $(1,067,820)
                     ==========  ==========  ==========  ==========  ===========

Weighted average
 shares outstanding
 - basic and fully
  diluted             9,414,917   6,206,412   8,238,324   6,206,412    7,173,035
                     ==========  ==========  ==========  ==========  ===========
Net (loss) per
 common share
 - basic and fully
 diluted             $    (0.02) $    (0.03) $    (0.08) $    (0.03) $     (0.15)
                     ==========  ==========  ==========  ==========  ===========

   The accompanying notes are an integral part of these financial statements.

/4/

                         AMERICAN IR TECHNOLOGIES, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                         October 29,
                                                            1999
                                Nine Months  Nine Months  (Inception)
                                   Ended       Ended       Through
                                  September   September   September
                                     30,         30,          30,
                                    2001        2000         2001
                                  ----------  ----------  ----------
Net cash provided by (used
 in) operating activities         $    6,301  $  (71,137) $  (71,009)

Cash flows from investing
 activities:
Purchase of fixed assets             (10,544)          -     (15,391)
Net cash (used in) investing
activities                           (10,554)          -     (15,391)
                                  ----------  ----------  ----------
Cash flows from financing
activities:
 Proceeds from stock issuance              -      63,400      86,400
 Net cash provided by             ----------  ----------  ----------
  financing activities                     -      63,400      86,400
                                  ----------  ----------  ----------
Net increase (decrease) in cash       (4,243)     (7,737)          -


Beginning - cash balance               4,243       8,375           -
                                  ----------  ----------  ----------
Ending - cash balance             $        -  $      638  $        -
                                  ==========  ==========  ==========


   The accompanying notes are an integral part of these financial statements.

/5/

                         American IR Technologies, Inc.
                          (a Development Stage Company)
                          Notes to Financial Statements
                                   (Unaudited)


(1)  Basis Of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and Item 310(b) of Regulation S-B. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the audited financial statements of the Company as of December 31, 2000 and for the year then ended, including notes thereto, included in the Company's Form 10-KSB.

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

(3)  Stockholders' (Deficit)

During the nine months ended September 30, 2001 the Company entered into various financial consulting and corporate advisory agreements in exchange for 3,135,520 shares of common stock. The agreements have one-year terms, expiring between April 1 and September 30, 2002.

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

Results of Operations

  Revenue for the three months ended September 30, 2001 was $47,361, nine months ended September 30, 2001 was $76,265 and since October 29, 1999 (inception) we have recorded revenue of $82,422. As compared to revenue of $12,036 for the three months ended September 30, 2000, and $12,036 for the nine months ended September 30, 2000. This increase in revenue is due to increased reorders from Hammacher-Schlemmer and initial orders from QVC and Brookstone.

  Total operating expenses for the three months ended September 30, 2001 were $235,515. This represents an increase of $62,148 in total operating expenses from the comparable three month period ended September 30, 2000, when we reported total operating expenses of $173,367. Total operating expenses for the nine months ended September 30, 2001 were $732,550. This represents an increase

/7/


of $543,099 in total operating expenses from the comparable nine month period ended September 30, 2000, when we reported total operating expenses of $189,451. Since October 29, 1999 (inception) we have incurred $1,150,242 in total operating expenses. Almost all of the operating expenses incurred by the Company to date are related to general and administrative expenses. These expenses consist mainly of:

  a.   Travel related to financing and promotion of product;
  b.   Salaries;
  c.   Financial consulting fees;
  d.   Sales and marketing consulting fees;
  e.   Other professional fees; and
  f.   Accrued officer salaries.

  As we establish our brand name in the marketplace, we believe that our need for outside consultants will be greatly diminished once initial development stage activities are completed and we are receiving recurring purchases. Given this outcome, it is our intention to hire key personnel to carry on the functions now performed by numerous outside independent consultants.

  Cost of sales for the three months ended September 30, 2001 was $30,260, nine months ended September 30, 2001 was $51,773 and since October 29, 1999 (inception) we have incurred cost of sales of $57,814. As compared to the three and nine month period ended September 30, 2000 when we were just beginning to manufacture our products and had only incurred cost of sales of $4,818. Our cost of sales will continue to increase, as the number of units sold increases to meet the expected demand for our products.

  Due to the increase in cost of sales and general and administrative expenses, we recorded a net loss for the three months ended September 30, 2001 of $188,154 as compared to the loss of $161,331 reported in the comparable period of 2000. We recorded a net loss for the nine months ended September 30, 2001 of $656,285 as compared to the loss of $177,415 reported in the comparable period of 2000. Furthermore, since October 29, 1999 (inception) we have incurred $1,067,820 in net losses. The net loss to date is attributed to a minimal amount of sales and the high cost of introducing our product and stock to the market, however, the net loss has been reduced due to sales increases and reduced general and administrative costs as a result of streamlining many of our processes.

  As of September 30, 2001 we have a working capital deficit of $366,805. The net cash provided by operational activities for the nine months ended September 30, 2001 was $6,301 as compared to net cash used in operational activities of $71,137 reported in the comparable period of 2000. To date we have used $71,009 in operating activities.

  During the current quarter we signed a vendor agreement with Staples (SPLS). We have also entered into a manufacturers representative agreement with a national sales and marketing firm, (I I DA), to promote our family of products. This firm has strong relationships with our primary retail customer base. In addition, we have increased sales and enhanced our exposure in the technology products market through advertisements placed in several new catalogues, such as Taylor Gifts, Home Trends, Smart Home and Improvements.

/8/

Future Business

  Our goal over the next quarter and for the next year is to establish and build the American IR brand name, and to market and merchandise our consumer electronic products based on our proprietary characteristics. Management will focus its efforts on accounts such as Costco Mexico, which is now submitting the Safety Beam for regulatory approval in Mexico. We do not foresee any circumstances that would inhibit our ability to obtain regulatory approval and expect to begin generating sales in Mexico in early 2002. We are also in negotiations with other large retail accounts that are desirous of scheduling space for American IR product in the coming months. To meet this expected demand for our product line we have secured the services of an additional manufacturer.

  We expect to be able to increase revenues by offering an expanded product line to an increasing consumer base through current and additional sales channels. Our original product offering, The Safety Beam, has been well received and we are now responding to exact market requests with two new versions of the Safety Beam.

  1. The Safety Beam V2 - will be marketed as a smaller mass merchant item with a lower price point; and

  2. The Safety Beam RF - will be marketed as a higher end product that operates with a radio frequency remote control. The Safety Beam RF has just received preliminary approval with FCC.

  We have introduced new packaging and graphics that are specifically designed for each of our target markets, which should help to contribute to further the acceptance of our products.

Liquidity and Capital Resources

  To fund ongoing fiscal 2001 and 2002 operations, we will need to begin to generate greater revenues or raise additional capital to fund our operations and provide for our working capital needs. As at September 30, 2001, we have recognized minimal revenue to date and have accumulated operating losses of $1,067,820 since inception. Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of our products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While we are expending our best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

                         American IR Technologies, Inc.
-------------------------------------------------------------------------------
                                  (Registrant)



Date:    11-20-01
         --------


By:    /s/ Ronald A. Ryan
   ------------------------
   Ronald A. Ryan, Director, Chief Executive Officer and President





Date:  11-20-01
       --------


By:    /s/ Gerald S. Peatz
   --------------------------
   Gerald S. Peatz, Director, Secretary, Treasurer, and Principal Financial and Accounting Officer


/11/