Form 10QSB/A
period 2000-09-30
AMERICAN IR TECHNOLOGIES INC
filed 2001-11-29
CIK 1114098

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

                Commission File Number: 000-31663

                 American I R Technologies, Inc.
                 ------------------------------
     (Exact name of registrant as specified in its charter)

           Nevada                          88-0440536
           ------                          ----------
(State or other jurisdiction of  (I.R.S. Employer Identification No.)
 incorporation or organization)

3110 S. Valley View Blvd, Suite 201 Las Vegas, NV          89102
-----------------------------------------------------------------
  (Address of principal executive offices)              (Zip Code)

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

/1/




                 AMERICAN I R TECHNOLOGIES, INC.
                  (A Development Stage Company)


                        Table of Contents


PART I - FINANCIAL INFORMATION

Item 1. Financial Statements                                           Page

        Balance Sheets as of September 30, 2000                         3
        Income Statements for the Three and Nine Months Ended

        September 30, 2000, and for the Period October 29, 1999         4
        (Inception) to September 30, 2000

        Statements of Cash Flows for the Three and Nine Months          5
        Ended September 30, 2000, and for the Period
        October 29, 1999 (Inception) to September 30, 2000

        Notes to Financial Statements                                   6


Item 2. Management's Discussion and Plan of Operation                   7


PART II - OTHER INFORMATION

Item 6. Exhibits                                                        8


SIGNATURES                                                              9


































/2/





                 PART I - FINANCIAL INFORMATION
                   Item 1. Financial Statements
                 American I R Technologies, Inc.
                  (A Development Stage Company)
                         Balance Sheet
                           (Unaudited)

                             Assets

                                              September 30,
                                                   2000
                                                ----------

     Current assets
        Cash and equivalents                    $      638
        Trade receivables                            1,650
        Related party receivables                   16,839
        Prepaid Expenses                            80,893
                                                ----------
        Total current assets                       100,020
                                                ----------

     Fixed assets (net)                              4,362
                                                ----------
                                                $  104,382
                                                ==========
         Liabilities and Stockholders' (Deficit)

     Current liabilities

       Accounts payable                         $   76,173
       Related party payable                        72,912
                                                ----------
           Total current liabilities               149,085
                                                ----------

     Common stock, $0.001 par value,
         20,000,000 shares authorized;
         7,135,267 shares
         issued and outstanding                      7,135

     Preferred stock, $0.001 par value,
          5,000,000 shares authorized; no
          shares issued and outstanding at
          9/30/00             -

     Additional paid-in capital                    242,918

     Deficit accumulated
      during development stage                    (294,756)
                                                 ----------
                                                   (44,703)
                                                 ----------
                                                  $104,382
                                                 ==========







The accompanying notes are an integral part of these financial statements



/3/





                      American I R Technologies, Inc.
                       (A Development Stage Company)
                             Income Statements
                                (Unaudited)



                  Three months ended    Nine months ended     October 29,
                 --------------------  --------------------      1999
                 September  September  September  September   (inception)
                    30,        30,        30,        30,     to September
                   2000       1999       2000       1999       30, 2000
                ----------  ---------  ---------  ---------  ------------
Revenue         $    1,650  $       -  $   1,650  $       -  $     1,650
Cost of goods
  sold               2,371          -      2,371          -        2,371
                ----------  ---------  ---------  ---------  ------------
Gross profit          (721)         -       (721)         -         (721)
                ----------  ---------  ---------  ---------  ------------
Expenses:
 Selling and
  marketing         57,052          -     63,859          -       63,859
 General and
  administrative   158,565          -    215,256          -      230,176
                ----------  ---------  ---------  ---------  ------------
Total operating
 expenses          215,617          -    279,115          -     (294,035)
                ----------  ---------  ---------  ---------  ------------
Net loss        $ (216,338) $       -  $(279,836) $       -  $  (294,756)
                ==========  =========  =========  =========  ============

Weighted average
number of common
shares
outstanding      6,752,731          -  6,253,668          -    6,207,339
                ==========  =========  =========  =========  ============
Loss per share  $     (.03) $       -  $    (.04) $       -  $      (.05)
                ==========  =========  =========  =========  ============
























The accompanying Notes are an integral part of these financial statements



/4/






                          American IR Technologies, Inc.
                          (A Development Stage Company)
                             Statements of Cash Flows
                                    (unaudited)



                       Three months ended    Nine months ended    October 29,
                      --------------------  --------------------     1999
                      September  September  September  September  (inception)
                         30,        30,        30,        30,    to September
                        2000       1999       2000       1999      30, 2000
                      ---------  ---------  ---------  --------- ------------

Cash flows from
 operating activities
Net cash used by
 operating activities $ (37,550)         -  $ (66,290)         - $   (80,915)
                      ---------  ---------  ---------  --------- ------------
Cash flows from
 investing activities
  Purchases of fixed
   assets                  (515)         -     (4,847)         -      (4,847)
                     ----------  ---------  ---------  --------- ------------
Net cash from
 investing activities      (515)         -     (4,847)         -      (4,847)
                     ----------  ---------  ---------  --------- ------------
Cash flows from
 financing activities
  Issuance of common
   stock                 24,750          -     63,400          -      86,400
                     ----------  ---------  ---------  --------- ------------
Net cash provided
 by financing
 activities              24,750          -     63,400          -      86,400
                     ----------  ---------  ---------  --------- ------------
   Beginning cash        13,953          -      8,375          -           -
                     ----------  ---------  ---------  --------- ------------
Ending cash          $      638  $       -  $     638  $       - $       638
                     ==========  =========  =========  ========= ============





















The accompanying Notes are an integral part of these financial statements



/5/






                 American I R Technologies, Inc.
                  (A Development Stage Company)
                  Notes to Financial Statements



(1)  Basis Of Presentation

The   accompanying  unaudited  financial  statements  have   been
prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and
Item 310(b) of Regulation S-B. They do not include all of the information and footnotes required by GAAP for complete
financial  statements.   In  the  opinion  of  management,  all
adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been
included.   The  results  of  operations  for  the  periods
presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the audited financial statements of the Company as of December 31, 1999, including notes thereto, included in the Company's Form 10-KSB.

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

(3) Prepaid Expenses

During the period ended, the Company entered into certain agreements for financial and marketing consulting and investor relation services. These services were paid for through the issuance of the Company's common stock. The expenses for these services will be amortized over the life of the agreements, which expire at various dates through January 2001.






























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

In August 2000, the Company entered into an agreement to exchange inventory and cash for advertising services. The cost of the inventory exchanged in the transaction was approximately $4,000. Recognition of the transaction is being deferred until the first quarter of 2001 at which time the advertising services will be rendered.

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



/7/






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














/8/





                                 SIGNATURES



Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

               American IR Technologies, Inc.

                        (Registrant)






Date: September 12, 2001





By:  /s/ Ron Ryan
--------------------------------
Ron Ryan, President and Director






By:  /s/ Gerald Peatz
--------------------------------
Gerald Peatz, Chief Financial and Accounting Officer






























/9/