Form 10KSB
period 2001-12-31
AMERICAN IR TECHNOLOGIES INC
filed 2002-09-03
CIK 1114098

                                 United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549
                            ------------------------
                                   Form 10-KSB

            [X] Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 2001

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

               330 East Warm Springs Road, Las Vegas, Nevada 89119 (Address of principal executive offices) (Zip code)

       Registrant's Telephone Number, Including Area Code: (702) 215-6455

        Securities Registered Pursuant to Section 12(b) of the Act: NONE

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value per share, 20,000,000 shares authorized, 19,984,107 issued and outstanding as of August 27, 2002.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The approximate aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock reported on OTCBB, was $716,950 as of December 31, 2001.(1) For the purposes of this computation, all executive officers, directors and 5% shareholders of the Company have been assumed to be affiliates. Certain of such persons may disclaim that they are affiliates of the Company.

                       DOCUMENTS INCORPORATED BY REFERENCE

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

PART I

ITEM 1 -- BUSINESS.

Overview and History

American IR Technologies, Inc. is a Nevada Corporation formed on October 29, 1999. The articles of incorporation authorize the issuance of up to 20,000,000 shares of common stock at a par value of $0.001 per share and 5,000,000 shares of preferred stock at par value of $0.001 per share.

American IR Technologies, Inc. manufactures and markets consumer electronic products that target the home health and safety markets. The Company's flagship device is a portable infrared sensor security system that can function at a distance of up to 75 feet and under varying light exposures. The Company's products are designed to achieve optimum performance under battery power allowing for complete, wireless portability.

Industry Background

Issues such as the quality of life and personal safety are increasingly important to most people, in light of recent national cases involving home break ins and child abductions. Consumers are looking to increase their safety level at home and find products that can assist them with their daily life. Safety awareness is increasing amongst the general population, and more and more people desire to find ways to better protect themselves, their families and their property against burglary, assault and violence. This awareness has caused an increase in the demand for personal safety devices and home security systems.

New Product Offerings

Aside from the "Safety Beam" product discussed below, the Company has not offered a new product for sale in the past fiscal year. The Company at this time does not have any plans to introduce any new products.

Research and Development Activities

While the Company is actively engaged in reviewing and discussing possible new products and product lines, it has not, as of the end of this fiscal year, expended significant time or funds in research and development activities. In the event that the Company determines in the next fiscal year that it has a bona fide product to bring to market, the Company may choose at that time to engage in research and development.

Principal Products and Services

Our initial product offering was the "Safety Beam," which is based on our portable, dedicated-beam infrared sensor system. The system can operate on AC power for ease of use. The Safety Beam consists of two units: a transmitter and a receiver. The two units interlock with each other for ease of portability. When separated, the transmitter emits an infrared signal to the receiver that cannot be duplicated or interfered with. This signal is self-aligning and can cover a distance of up to 75 feet in varying light conditions.

The Safety Beam alerts users to movements within a monitored zone by emitting a alarm, and can be used indoors or outdoors functioning as:

1.  A safety alert while traveling, at home or at the office; and
2.  An area alarm for children, pets and outdoor locations.

We also offer the following products:

1. STM Personal Alarm - a personal alarm that can be activated under distress emitting a 130 decibel pulse tone, as well as an additional emergency alert with a high- intensity, flashing red light;

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

Distribution, Marketing and Customer Relations

Amongst the Company's goals are to achieve high levels of customer satisfaction and repeat business, and to establish recognition and acceptance of American IR Technology products. The strategy to achieve these desired results includes the following key elements:

1.  Introducing new products to satisfy consumer needs and reach new customers;
2.  Bolstering our Internet presence,
3.  Form strategic alliances, and
4.  Building our brand equity.

Introducing New Products to Satisfy Consumer Needs and Reach New Customers

The Company's strategy during fiscal year 2001 was to develop and introduce its products and raise awareness of them in consumers. Product introductions were largely done through catalog sales. These product introductions helped the Company raise consumer awareness and also helped the Company with increased revenues from the last fiscal year.

As during fiscal year 2002, the Company also plans to continue to pursue networking opportunities. The consumer electronics industry offers conferences, seminars and meetings for all industry segments each year. The Company has designed a portable exhibition display that is used for these trade shows. Also, the Company produced prototypes of the "Safety Beam" that are displayed and exhibited at booths for show-goers to experience. The Company attended, and will continue to attend, various conferences across North America.

Bolstering Our Internet Presence
The Company continues to utilize the internet in order to reach prospective customers and increase the Company's distribution channels. The Company's internet address is www.american-ir.com. The Company is continuing to develop its web site and amends it often to draw attention to the various products the Company sells. Product information on the site allows prospective customers to learn more about the Company's products and how to obtain them, and alerts customers to new products and news of existing ones.

Aside from the Company's catalog, internet and vendor agreements, it has also developed literature featuring product information marketing literature, product packaging and sales kits that can be used by prospective wholesalers, retailers and consumers at trade shows.

Forming Additional Strategic alliances

The Company routinely pursues strategic alliances with partners who have established Operations, and believes that these joint venture relationships, if successful, will allow us to gain additional insight, expertise and penetration in markets where they already operate.

On November 30, 1999, the Company entered into a licensing agreement with WellMike Enterprise Company, a Hong Kong corporation, According to this agreement, WellMike will sell and distribute the Company's products in all regions outside of North America, including Germany, Japan and the United Kingdom. The Company will receive a royalty of $2.00 per unit of gross sales, in addition to 5% of gross sales to be paid on a quarterly basis. This agreement is in effect for a period of three years from the date of the agreement. This agreement has not resulted in any revenues to the Company.

On December 22, 1999, the Company entered into an agreement with American Infrared, an Alberta, Canada company, to license intellectual property related to the infrared technology American IR uses to develop and manufacture its products. The Company agreed to pay the Canadian company a royalty of 3% of all revenues derived from the use of the technologies licensed from Canada. The royalty was payable monthly. Additionally, the Company had a 30-day right of first refusal to license additional technologies developed by Canada. The Canadian company possessed the intellectual property rights by virtue of a third party agreement.

On or about May 1st, 2002, the Company received notice from the Canadian Company that the contract would not be renewed. On May 29, 2002, American IR Technologies, Inc. entered into a settlement agreement with the Canadian company that allowed American IR Technologies, Inc. to assume the Canadian company's rights to license the intellectual property based upon American IR's agreement to pay to the Canadian company $350,000, of which $250,555 was owed as of December 31, 2001.

As part of the settlement, the Canadian company agreed to refrain from calling upon any of the Company's customers or disclose any information regarding the Company for a period of six months. Officers of the Canadian company also agreed to forgive all monies owed to them as of that date, as well as return all of their holdings in the Company's stock to the Company.

Pursuant to the settlement agreement, payments will be made to the Canadian company through collections on accounts receivable from a specified customer. Collections from the customer will be placed into a designated bank account and distribution will be made in the following manner; 70% to the Company, 30% to Canada. If sufficient collections have not been received to satisfy the $350,000 liability by November 29, 2003, then the Company has the option of paying the unpaid amount at that date or converting this amount into a promissory note bearing interest at 5%, payable in 48 monthly payments.

The Company believes that the settlement agreement will allow it to have greater control over its products and technology since the owner of the Intellectual property, Mr. Ron Ryan, agreed to continue to license the Intellectual property exclusively to American IR. The licensing agreement between the Company and Mr. Ryan has not yet been reduced to a signed agreement. However, the Company and Mr. Ryan are working on completing a written agreement that will secure licensing the intellectual property to the Company.

Building Our Brand Equity

The Company believes that building awareness of the American IR Technologies brand is important in expanding our customer base. The Company currently advertises through traditional and non-traditional media such as local newspapers and industry-specific publications, as well as over the Internet.

While the Company is dedicated to building its brand equity, there is no guarantee that the Company's efforts will be successful.

Competition

The market for consumer electronic products and services is highly competitive, and competition is expected to continue to increase significantly. Although the Company believes that the diverse segments of the consumer electronics market will provide opportunities for more than one supplier of products and services similar to the Company's, it is possible that a single supplier may dominate one or more market segments.

The Company believes that the principal competitive factors in our segment of the electronics market are brand recognition, ease of use, comprehensiveness of product offerings, customization by the consumer, quality and responsiveness of infrared products, the availability of high-quality, focused value-added services, required technology to offer state-of-the-art consumer electronics and the number of users, duration and frequency of user demographics. Competition among current and future suppliers of infrared products could result in significant price competition and reductions in revenues. There can be no assurance that the Company will be able to compete successfully or that the competitive pressures faced by the Company will not have a material adverse effect on our business, operating results, and financial condition.

Government Regulation

The Company's operations are subject to a variety of laws, regulations and licensing requirements of federal, state and local authorities. In certain jurisdictions, the Company may be required to obtain licenses or permits to comply with standards governing employee selection and training, and to meet certain standards in the conduct of the Company's business. The loss of such licenses, or the imposition of conditions to the granting or retention of such licenses, could prevent the Company from conducting business.

The Company's advertising and sales practices are regulated by both the Federal Trade Commission and Nevada consumer protection laws. Such regulations include restrictions on the manner in which the Company promotes the sale of consumer electronics and the Company's obligation to provide purchasers of certain products with certain rescission rights.

The Company believes that it is in compliance with, and will be able to comply, in all material respects, with laws and regulations governing its operations. The Company is not aware of any probable government regulations that may adversely affect our business.

Employees

At the end of fiscal year 2001 the Company employed three full time people and no part time employees. The Company's employees are not represented by a collective bargaining agreement.

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

Limited Operating History; No Assurance of Profitability

The Company was organized on October 29, 1999, with a business objective to design, manufacture and distribute consumer electronics targeted towards the Quality of Life & Leisure and Home Health & Safety categories. The Company faces all of the risks inherent to any new business; especially those associated with the rapidly evolving consumer electronics industry. These risks include, but are not limited to: (i) potential inability to maintain and increase sales of our products and services; (ii) the lack of acceptance by consumers of new product and infrared technology; (iii) failure to continue to develop and extend our brand; (iv) inability to attract or retain customers; (v) failure to anticipate and adapt to a developing market; (vi) ability to upgrade and develop our systems and infrastructure and attract new personnel in a timely and effective manner; (vii) inability to effectively manage rapidly expanding operations, technical difficulties, or system/process downtime; (viii) the amount and timing of operating costs and capital expenditures relating to expansion of our business; (ix) direct and indirect competitors, particularly in light of the fact that many of the Company's competitors are much larger and have greater financial, technical and marketing resources; and (x) the need to reduce the market price of the Company's products brought on by competition or other factors.

Potential Fluctuations in Quarterly Results; Seasonality; Unpredictability of Future Net Revenue

The Company expects operating results to fluctuate significantly in the future as a result of a variety of factors, many of which are outside of its control. These factors include demand for the products, consumers' acceptance of products utilizing infrared technology, the amount and timing of capital expenditures and other costs relating to the expansion of our operations, the introduction of new or enhanced products by competitors, the timing and number of new hires, inventory management, the loss of key contracts or relationships, changes in pricing policy or those of competitors, engineering or development fees that may be paid in connection with research and development, incurrence of costs relating to future acquisitions, general economic conditions, and economic conditions specific to consumer electronics or the technology market in general. The Company expects to experience seasonality in its business. Any seasonality is likely to cause quarterly fluctuations in our operating results, and there can be no assurance that such patterns will not have a material adverse effect on our business, results of operations and financial condition.

As a result of our limited operating history, the Company has limited meaningful historical financial data upon which to base planned operating expenses. Accordingly, Company expense levels will be based in part on Management's expectations as to future revenue from sales of products and services, commerce revenue-sharing arrangements, advertising, and anticipated growth and are, to a large extent, fixed. Sales and operation results from product sales generally depend on the volume of, timing of and ability to fulfill orders received, which are difficult to forecast. There can be no assurance that the Company will be able to accurately forecast its net revenues for the foreseeable future. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Any failure by management to accurately make such predictions would have a material adverse effect on the business, results of operations and the Company's financial condition.

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

Rapid Changes in Technology and Industry Standards

To be competitive, the Company must introduce, enhance and improve the responsiveness, functionality and features of our products and introduce and develop features to meet customer needs. Introducing new technology into our systems involves numerous technical challenges and substantial amounts of personnel resources, and could take many months to complete. There can be no assurance that the Company will be successful at integrating such technology into our product line on a timely basis or that, once integrated, such technology will function as expected. In addition, the consumer electronics industry is characterized by rapid technological change, changes in user and customer requirements and preferences, frequent new product and service introductions and the emergence of new industry standards and practices that could render the Company's products, technology and systems obsolete. The Company's success will depend, in part, on its ability to enhance our existing services, develop new services and technologies that address the needs of its customers, and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. If the Company is unable to use new technologies effectively or adapt its proprietary technology and processing systems to customer requirements or emerging industry standards, the Company would be materially adversely affected.

Competition

The Company competes with many other providers of consumer electronics. In the event that the Company extends its business internationally, it may also face intense competition in international markets, including competition from U.S.-based competitors that are already well established in those foreign markets. Many of the Company's existing competitors, as well as a number of potential new competitors, have significantly greater financial, technical, marketing and distribution resources. In addition, providers of consumer electronics and services may be acquired by, receive investments from, or enter into other commercial relationships with larger, well-established and well-financed companies. Greater competition resulting from such relationships could have a material adverse effect on our business, operating results and financial condition.

Possible Adverse Effect of Future Government Regulations

The Company's operations are subject to a variety of laws, regulations and licensing requirements of federal, state and local authorities. In certain jurisdictions, the Company is required to obtain licenses or permits to comply with standards governing employee selection and training, and to meet certain standards in the conduct of its business. The loss of such licenses, or the imposition of conditions to the granting or retention of such licenses, could have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 2 -- PROPERTIES.

The Company's corporate headquarters are located at 330 East Warm Springs Road Las Vegas, NV 89119 through a lease that requires a monthly rent of $1,360.00 per month, with an additional charge of approximately $300.00 in service charges. This lease is for a period of two years. The Company does not have any additional facilities, nor are there proposed programs for the renovation, improvement or development of the properties currently being utilized by it.

ITEM 3 -- LEGAL PROCEEDINGS.

This Form 10K/SB is being filed late. However, the Company wishes to inform the SEC and the investing public at large regarding outstanding legal matters affecting the Company.

Through the end of fiscal year 2001, the Company was involved in a number of lawsuits that were collection matters for delinquent accounts. This resulted in one judgment against the Company during fiscal 2001 in the amount of $13,191.00. The nature of this debt was for video production.

Other like accounts became due and payable during fiscal year 2001, that were the subject of litigation resulting in judgments against the Company in fiscal year 2002. There are three such judgments for payment of internet and office networking ($5,440), legal fees ($5,602) and back rent ($21,542).


ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II

ITEM 5 -- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock, par value $0.001 per share (the "Common Stock"), is traded on the Over the Counter Bulletin Board ("OTCBB") under the symbol "ATLI".

There was active trading market for the Common Stock in the year 2001. Our Common Stock commenced trading on January 5, 2001.

                         HIGH         LOW
1st Quarter              0.875       0.100
2nd Quarter              0.430       0.065
3rd Quarter              0.150       0.030
4th Quarter              0.220       0.031

HOLDERS

As of December 31, 2001 there were 61 stockholders of record of the Company's Common Stock.

DIVIDEND POLICY

The Company has not paid cash dividends on its Common Stock and does not intend to pay any cash dividends in the foreseeable future.

SALES OF UNREGISTERED SECURITIES -

The Company issued common stock to directors, officers, employees and other professional service providers as compensation for services rendered and to be rendered in the future as follows:

On April 30, 2001, 555,520 shares of common stock.

On May 20, 2001, 800,000 shares of common stock.

On June 29, 2001, 250,000 shares of common stock.

On July 31, 2001,  200,000 shares of common stock

On August 31, 2001, 80,000 shares of common stock

On September 25, 2001, 1,230,000 shares of common stock

On October 11, 2001, 555,000 shares of common stock

On November 20, 2001, 700,000 shares of common stock

On December 5, 2001, 1,840,000 shares of common stock

ITEM 6 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.


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

Overview

American IR Technologies Inc. ("American IR") is an operating Company. The Company's principal business objective is to design, manufacture and market consumer electronic products that target the home health and safety, and the quality of life and leisure markets. Initially, the Company developed and introduced to the market a portable, dedicated-beam, Infra Red sensor security/monitoring system (Safety Beam(TM)). The American IR "signature" beam technology can function at a distance of up to 75 feet and under varying light exposures, and its products have been designed to achieve optimum performance under battery power allowing for complete, wireless portability.

The mission of American IR is to offer the most innovative technology, with the widest appeal, while driving for the most efficient costing. The core team at American IR brings significant industry and related experience to the Company in the development, marketing and administration of consumer products distribution.


Results of Operations

Fiscal year 2001 ended with continued losses. The Company lost $931,693 as compared to a loss of $396,515 for fiscal year ended 2000.

Revenues for fiscal year 2001 were $71,303 as compared to $6,157 for fiscal year 2000. This increase was due in large part to sales generated through the Company's catalog marketing efforts.

The increase in negative gross margin during fiscal 2001-$91,828- over $6,041 for fiscal 2000, is indicative of the Company's limited success in obtaining profitable sales. The Company had a one time inventory write-off of $28,807 as of 12/31/01, due to the fact that there were no immediate buyers for this product, nor none in the foreseeable future.

Losses for fiscal year 2001 are attributable to increases in costs of general and administrative expenses.

The Company still needs to rely in large part on the expertise and knowledge of outside consultants. As the Company establishes its brand name in the marketplace, it believes that its need for outside consultants will be greatly diminished during fiscal year end 2003. The cost for retaining these outside contractors was $413,434.

Salaries increased to $176,692 due to anticipated increase in sales that did not occur during 2001. As of December 31st, 2001 staffing was reduced to three employees.

Travel for 2001 increased $25,817 to $29,248 due to expanded participation in trade shows and visiting with potential vendors.

The Company incurred $900,632 in total operating expenses for the year 2001 compared to $396,731. Almost all of the operating expenses incurred by the Company to date are related to general and administrative expenses. These expenses consist mainly of:

A. Travel related to financing and promotion of product;
Year 2001         $ 29,248
Year 2000         $  3,431

B.   Salaries;
Year 2001         $ 246,692
Year 2000         $  70,000

C. Financial, Sales and marketing, and other professional consulting fees;
Year 2001         $413,434
Year 2000         $203,857

D. Other Professional fees
Year 2001         $ 39,151
Year 2000         $ 23,605


The net loss at 12/31/01 of $931,693 is attributed to a minimal amount of sales and the high cost of introducing our product to the market.

Liquidity and Capital Resources

The Company's operating activities used cash in the amount of $32,522 for fiscal year 2001 as compared to $62,685 for fiscal year 2000. The Company has not been able to generate positive cash flow from operations. The Company has decreased the cash used by operating activities by increasing their liabilities, primarily due to related parties, accounts payable and accrued expenses. The Company's current operations are cash flow negative and the Company believes that unless and until it is able to generate adequate amounts of revenue to sustain its operations that its future as a going concern is in significant doubt.

Financing and investing activities

The Company's investing activities for 2001 of $10,359 was to purchase computer equipment. The Company received note proceeds of $40,300 during 2001. These notes are due and payable in fiscal 2002.

ITEM 8 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

We have had no disagreements with our independent accountants in the year 2001.

PART III

ITEM 9 -- DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The name, age, position and date of appointment of our directors and executive officers are as follows:

     Name        Age             Position                          Appointed
--------------   ---      --------------------------------      ----------------
   Ron Ryan       47      President, CEO and Director           November 1, 1999

   R. A. Moss     46      Director, Secretary, Treasurer        May 8, 2002

Ron Ryan, President, CEO and Director - Mr. Ryan is a seasoned entrepreneur with more than 20 years experience in business. After attending St. Francis Xavier University, Class of '78, on a combined athletic and academic scholarship, and various business activities, he began to pursue the field of product development in 1985. Over the next decade Mr. Ryan honed his skills in the areas of intellectual property and marketing. This resulted in a system that Mr. Ryan conceptualized and authored which allow for rapid and efficient product development for delivery to the market. Mr. Ryan has been sought to develop products and technologies for various corporations such as Westinghouse, Honeywell, American Sensors and Chubb Security. He has consulted and assisted in various product categories with corporations such as Black and Decker and Winner International in the United States and in the Orient with companies such as WellMike Enterprises, and Automatic Manufacturing, Ltd. In 1996, Mr. Ryan co-founded TVR Technologies Inc., and participated in the day-to-day operations as the President for the next two years. He co- invented the Universal Infra Red receiver technology that is utilized for the TVR product line. Mr. Ryan led the company from idea to international patent applications; joint venture partnership with Orient production; full production ready, regulatory approved product; and technology licensing.

Mr. Ryan has been an invited lecturer at the University of Toronto's MBA program on entrepreneurship; at Ryerson Polytechnic University on the application of new technologies in business; and at Metro Toronto's Small Business Incubator Program for new entrepreneurs.

Gerald Peatz was formerly a director and officer of the Company. Mr. Peatz resigned his position by letter dated April 22, 2002, actually received by the Company on or about May 7, 2002. On May 8, 2002, the Company's Board of Directors nominated Mr. R. A. Moss as a director, secretary and treasurer of the Company, and Mr. Moss accepted the position.

Mr. Moss, 46 years of age, graduated from the California State University Hayward in 1978 with a Bachelors degree in Business Economics. In 1994 Mr. Moss started an internet company, Aspyre Internet Group, which focused on web site design and hosting. Mr. Moss also began performing strategic business consulting during this time, in which he helped businesses adapt to how "e commerce" was conducted over the internet. In so doing, Mr. Moss developed a business plan for a major mortgage broker in Orange County, California. His independent consultant work has lasted continuously over the last ten years. Additionally, Mr. Moss is a former officer and director of another public company, Video Display Technologies.

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

ANNUAL COMPENSATION

NAME AND PRINCIPAL                       SALARY      BONUS     COMPENSATION
     POSITION                    YEAR     ($)         ($)          ($)
----------------------------     ----    ------      -----     ------------

Ron Ryan                         2001    35,000         0           0
President, CEO and Director

Gerald Peatz
Secretary, Treasurer and         2001    35,000         0           0
Director

  STOCK OPTIONS GRANTED IN LAST FISCAL YEAR

No stock options were granted in the previous year.

  COMPENSATION OF DIRECTORS

Current Directors are reimbursed for reasonable expenses incurred in connection with attendance at meetings of the Board and of Committees of the Board; however, they do not receive any additional compensation for their services as directors. Accordingly, it may be necessary for the Company to compensate newly appointed directors in order to attract a quality governance team. At this time the Company has not entered into any negotiations or activities in this regard.

  EMPLOYMENT AGREEMENTS

No such agreement(s) exists between any executive and the Company.

ITEM 11 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information as of December 31, 2001 with respect to the beneficial ownership of the Company's Common Stock by: (i) all persons known by the Company to be beneficial owners of more than 5% of the Company's Common Stock, (ii) each director and Named Executive Officer, and
(iii) by all executive officers and directors as a group.

                                 Shares Beneficially
    Name and Address              Owned Outstanding         Percentage of Shares
   --------------------          -------------------        --------------------

         Ron Ryan                      1,675,000                    12.55%

       Gerald Peatz(1)                 1,428,638                    10.70%

  Total ownership by our               3,103,638                    23.25%
  officers and directors
  (two individuals)

(1) The address of the beneficial owners is 330 East Warm Springs Road, Las Vegas, Nevada 89119.


ITEM 12 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On December 22, 1999, the Company entered into an agreement with American Infrared, an Alberta, Canada company, to license intellectual property related to the infrared technology American IR uses to develop and manufacture its products. The Company agreed to pay the Canadian company a royalty of 3% of all revenues derived from the use of the technologies licensed from Canada. The royalty was payable monthly. Additionally, the Company had a 30-day right of first refusal to license additional technologies developed by Canada. The Canadian company possessed the intellectual property rights by virtue of a third party agreement.

On or about May 1st, 2002, the Company received notice from the Canadian Company that the contract would not be renewed. On May 29, 2002, American IR Technologies, Inc. entered into a settlement agreement with the Canadian company that allowed American IR Technologies, Inc. to assume the Canadian company's rights to license the intellectual property based upon American IR's agreement to pay to the Canadian company $350,000, of which $250,555 was still owed as of December 31, 2001.

As part of the settlement, the Canadian company agreed to refrain from calling upon any of the Company's customers or disclose any information regarding the Company for a period of six months. Officers of the Canadian company also agreed to forgive all monies owed to them as of that date, as well as return all of their holdings in the Company's stock to the Company.

Pursuant to the settlement agreement, payments will be made to the Canadian company through collections on accounts receivable from a specified customer. Collections from the customer will be placed into a designated bank account and distribution will be made in the following manner; 70% to the Company, 30% to Canada. If sufficient collections have not been received to satisfy the $350,000 liability by November 29, 2003, then the Company has the option of paying the unpaid amount at that date or converting this amount into a promissory note bearing interest at 5%, payable in 48 monthly payments.

The company believes that the settlement agreement will allow it to have Greater control over its products and technology since the owner of the Intellectual property, Mr. Ron Ryan, agreed to continue to license the Intellectual property exclusively to American IR. The licensing agreement between the Company and Mr. Ryan has not yet been reduced to a signed agreement. However, the Company and Mr. Ryan are working on completing a written agreement that will secure licensing the intellectual property to the Company.

ITEM 13 -- EXHIBITS

(a)   Exhibits:
A list of exhibits required to be filed as part of this Annual Report is set forth in the Index to Exhibits, which immediately precedes such exhibits and is incorporated herein by reference.

(b)   Reports on Form 8-K:
The Company filed reports on Form 8-K during the fiscal year ended December 31, 2000.

Effective March 1, 2001, the Company's board of directors approved a change in the company's independent auditors. Previously, the independent auditing firm of
G. Brad Beckstead, CPA had issued reports covering the year ended 1999 on American IR Technologies, Inc. None of the reports of G. Brad Beckstead, CPA on the financial statements of American IR Technologies, Inc. contained any adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, nor have there been at any time, disagreements between American IR Technologies, Inc. and G. Brad Beckstead, CPA on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

The Company retained the accounting firm of Stark, Winter & Associates, LLC to serve as our independent accountants to audit our financial statements beginning with the year ended December 31, 2000. This engagement was effective March 7, 2001. Prior to its engagement as our independent auditors, Stark, Winter & Associates, LLC had not been consulted by us either with respect to the application of accounting principles to a specific transaction or the type of audit opinion that might be rendered on our financial statements or on any other matter that was the subject of any prior disagreement between us and our previous certifying accountants.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           AMERICAN IR TECHNOLOGIES, INC.

Date:  August 27, 2002
       ---------------
                                           By: /s/ Ron Ryan
                                               -----------------------------
                                               Ron Ryan,
                                               President, CEO and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

Date: August 27, 2002
      ---------------

By:  /s/ Ron Ryan
     ------------
     Ron Ryan,
     President, CEO and Director (Principal Executive Officer)

Date: August 27, 2002
      ---------------

By:  /s/ Randy Moss
     ----------------
     Randy Moss
     Secretary, Treasurer and Director

INDEX TO EXHIBITS

CONSENT OF AUDITORS.

                         REPORT OF INDEPENDENT AUDITORS


Shareholders and Board of Directors
American IR Technologies, Inc.


We have audited the accompanying balance sheet of American IR Technologies, Inc. as of December 31, 2001, and the related statements of operations, stockholders' (deficit), and cash flows for each of the two years ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American IR Technologies, Inc. as of December 31, 2001, and the results of its operations, and its cash flows for each of the two years ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has working capital and stockholders' deficits. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stark Winter Schenkein & Co., LLP

Denver, Colorado
June 14, 2002

                        AMERICAN IR TECHNOLOGIES, INC.
                                 BALANCE SHEET
                               DECEMBER 31, 2001




                                    ASSETS

CURRENT ASSETS
   Cash                                                             $     1,662
   Accounts receivable, net of reserve for bad debt
       of $1,000                                                          3,379
   Due from officer                                                      20,690
                                                                    ------------
      Total current assets                                               25,731
                                                                    ------------

PROPERTY AND EQUIPMENT, net                                              10,846

DEPOSIT                                                                   1,360
                                                                    ------------


                                                                    $    37,937
                                                                    ============

                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
   Accounts payable and accrued expenses                            $   176,805
   Due to related parties                                               532,707
   Notes payable                                                         28,000
   Note payable - related party                                          12,300
                                                                    ------------
      Total current liabilities                                         749,812
                                                                    ------------

STOCKHOLDERS' (DEFICIT)
Preferred stock, $0.001 par value, 5,000,000 shares
  authorized, no shares issued and outstanding                               --
Common stock, $0.001 par value, 20,000,000 shares
   authorized, 13,345,787 shares issued and outstanding                  13,346
Additional paid in capital                                              818,163
Deferred compensation                                                  (200,156)
Accumulated (deficit)                                                (1,343,228)
                                                                    ------------

      Total stockholders' (deficit)                                    (711,875)
                                                                    ------------

                                                                    $    37,937
                                                                    ============


The accompanying notes are an integral part of these financial statements.

                         AMERICAN IR TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS


                                                       Years ended December 31,
                                                         2001            2000
                                                     ------------   ------------

REVENUE                                              $    71,303    $     6,157

COST OF GOODS SOLD                                        91,828          6,041
                                                     ------------   ------------

GROSS PROFIT (LOSS)                                      (20,525)           116

GENERAL AND ADMINISTRATIVE EXPENSES                      900,632        396,731
                                                     ------------   ------------

LOSS FROM OPERATIONS                                    (921,157)      (396,615)
                                                     ------------   ------------

OTHER INCOME (EXPENSE)
    Interest expense                                      10,536             --
                                                     ------------   ------------

NET (LOSS)                                           $  (931,693)   $  (396,615)
                                                     ============   ============

PER SHARE INFORMATION:

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
    (BASIC AND DILUTED)                                9,196,001      6,572,299
                                                     ============   ============

NET LOSS PER COMMON SHARE (BASIC AND DILUTED)        $     (0.10)   $     (0.06)
                                                     ============   ============



   The accompanying notes are an integral part of these financial statements.


                                             AMERICAN IR TECHNOLOGIES, INC.
                                          STATEMENT OF STOCKHOLDERS' (DEFICIT)
                                         YEARS ENDED DECEMBER 31, 2000 AND 2001


                                          Common Stock         Additional
                                   --------------------------    Paid in       Deferred     Accumulated
                                      Shares        Amount       Capital     Compensation     Deficit         Total
                                   ------------  ------------  ------------  ------------   ------------   ------------
Balance,  December 31, 1999          6,000,000   $     6,000   $    17,000   $        --    $   (14,920)   $     8,080

Stock issued for cash                  317,000           317        63,083            --             --         63,400

Stock issued for services              818,267           818       162,835            --             --        163,653

Deferred compensation                       --            --            --       (44,134)            --        (44,134)

Net (loss)                                  --            --            --            --       (396,615)      (396,615)
                                   ------------  ------------  ------------  ------------   ------------   ------------

Balance, December 31, 2000           7,135,267         7,135       242,918       (44,134)      (411,535)      (205,616)

Deferred compensation recognized            --            --            --        44,134             --         44,134

Stock issued for services            6,210,520         6,211       563,245            --             --        569,456

Deferred compensation                       --            --            --      (200,156)            --       (200,156)

Issuance of stock warrant                   --            --        12,000            --             --         12,000

Net (loss)                                  --            --            --            --       (931,693)      (931,693)
                                   ------------  ------------  ------------  ------------   ------------   ------------

Balance, December 31, 2001          13,345,787   $    13,346   $   818,163   $  (200,156)   $(1,343,228)   $  (711,875)
                                   ============  ============  ============  ============   ============   ============



                       The accompanying notes are an integral part of these financial statements.

                                                           F-4


                                   AMERICAN IR TECHNOLOGIES, INC.
                                      STATEMENTS OF CASH FLOWS


                                                                           Years ended December 31,
                                                                              2001          2000
                                                                            ----------   ----------
OPERATING ACTIVITIES
      Net (loss)                                                            $(931,693)   $(396,615)
      Adjustments to reconcile net (loss) to net cash
      (used in) operating activities:
         Depreciation                                                           3,633          727
         Deferred compensation recognized                                      44,134           --
         Stock issued for services                                            369,300      119,519
         Issuance of stock warrant                                             12,000           --
         Increase in reserve for bad debts                                      1,000           --
      Changes in assets and liabilities:
         (Increase) in accounts receivable                                     (3,292)      (1,087)
         (Increase) in due from officer                                       (14,748)      (5,942)
         (Increase) in deposit                                                 (1,360)          --
         Increase in accounts payable and accrued expenses                     41,646      134,864
         Increase in due to related parties                                   446,858       85,849
                                                                            ----------   ----------
       Net cash (used in) operating activities                                (32,522)     (62,685)
                                                                            ----------   ----------

INVESTING ACTIVITES
         Acquisition of property and equipment                                (10,359)      (4,847)
                                                                            ----------   ----------
      Net cash (used in) investing activities                                 (10,359)      (4,847)
                                                                            ----------   ----------

FINANCING ACTIVITIES
         Proceeds from notes payable                                           28,000           --
         Proceeds from note payable - related party                            12,300           --
         Proceeds from stock issuance                                              --       63,400
                                                                            ----------   ----------
            Net cash provided by financing activities                          40,300       63,400
                                                                            ----------   ----------

      Net (decrease) in cash                                                   (2,581)      (4,132)

      CASH AT BEGINNING OF YEAR                                                 4,243        8,375
                                                                            ----------   ----------

      CASH AT END OF YEAR                                                   $   1,662    $   4,243
                                                                            ==========   ==========


      SCHEDULE OF SIGNIFICANT NON-CASH FINANCING AND INVESTING ACTIVITIES
        Common stock issued for deferred compensation                       $ 200,156    $  44,134
                                                                            ==========   ==========


      SUPPLEMENTAL CASH FLOW INFORMATION
        Cash paid for: interest                                             $   1,836    $      --
                                                                            ==========   ==========
                       income taxes                                         $      --    $      --
                                                                            ==========   ==========


             The accompanying notes are an integral part of these financial statements.

                                                 F-5

                         AMERICAN IR TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

American IR Technologies, Inc. (the Company) was incorporated in the State of Nevada on October 29, 1999. The principal business objective of the Company is to design and market consumer electronics that utilize infrared technology.

The Company was in the development stage from its inception on October 29, 1999 through December 31, 2000. The Company commenced operations on January 1, 2001.

The Company has entered into a license agreement with an affiliate, American Infrared Technologies, Inc. (Canada), a Canadian corporation, for exclusive rights to their procedures, practices, and intellectual property. This agreement is the sole source of product development for the Company (See Notes 3 and 11).

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. On an ongoing basis, management reviews those estimates, including those related to allowances for doubtful accounts, loss contingencies for litigation, income taxes, and projection of future cash flows used to assess the recoverability of long-lived assets.

RECLASSIFICATIONS

Certain amounts presented in the previous year's financial statements have been reclassified to conform to the current year presentation.

CASH AND CASH EQUIVALENTS

For purposes of balance sheet classification and the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

INVENTORY

Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method. The Company's evaluates the net realizable value of inventory on a quarterly basis. For the year ended December 31, 2001, the Company recorded a loss on write-down of inventory of $29,685, which is included in cost of goods sold.

                         AMERICAN IR TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


PROPERTY AND EQUIPMENT

Property and equipment is stated at cost and is being depreciated using the straight-line method over the asset's estimated economic life, ranging from 3 to 5 years.

WARRANTY

The Company sells the majority of its product with a limited repair and replacement warranty. The accompanying financial statements do not include a provision for estimated warranty claims based on the Company's experience that no material claims have been made.

FINANCIAL INSTRUMENTS

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2001. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, due from officer, accounts payable and accrued expenses, notes payable, and amounts due to related parties. Fair values are assumed to approximate carrying values for these financial instruments because they are short term in nature, or are receivable or payable on demand, and their carrying amounts approximate fair value.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company periodically reviews the carrying amount of property and equipment and its identifiable intangible assets to determine whether current events or circumstances warrant adjustments to such carrying amounts. If an impairment adjustment is deemed necessary, such loss is measured by the amount that the carrying value of such assets exceeds their fair value. Considerable management judgment is necessary to estimate the fair value of assets; accordingly, actual results could vary significantly from such estimates. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell. As of December 31, 2001, management believes that there is no asset impairment on long-lived assets.

                         AMERICAN IR TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


REVENUE RECOGNITION

Net revenues from wholesale product sales are recognized upon the transfer of title and risk of ownership to customers. Allowances for estimated returns, discounts and doubtful accounts are provided when sales are recorded. Shipping and handling costs are included in cost of sales.

ADVERTISING COSTS

Advertising is expensed as incurred. Advertising costs expensed during the years ended December 31, 2001 and 2000 were $8,875 and $29,452, respectively.

SEGMENT INFORMATION

The Company follows Statement of Financial Accounting Standards (SFAS) 131, "Disclosure about Segments of an Enterprise and Related Information". Certain information is disclosed, per SFAS 131, based on the way management organizes financial information for making operating decisions and assessing performance. The Company currently operates in one business segment and will evaluate additional segment disclosure requirements if it expands operations.

NET LOSS PER COMMON SHARE

The Company follows SFAS 128, "Earnings Per Share". Basic earnings (loss) per common share calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earnings (loss) per common share calculations are determined by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents outstanding. During the periods when they are anti-dilutive, common stock equivalents, if any, are not considered in the computation.

STOCK-BASED COMPENSATION

The Company accounts for stock based compensation in accordance with SFAS 123, "Accounting for Stock-Based Compensation." The provisions of SFAS 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in APB Opinion 25, "Accounting for Stock Issued to Employees" (APB 25) but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans.

                         AMERICAN IR TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


The Company has issued its common stock as compensation to non-employees. The Company measures the amount of stock-based compensation based on the fair value of the equity instrument issued or the services or goods provided as of the earlier of (1) the date at which an agreement is reached with the non-employee as to the number of shares to be issued for performance, or (2) the date at which the non-employees' performance is complete.

RECENT PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS 141, "Business Combinations", and SFAS 142, "Goodwill and Intangible Assets". SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for the year beginning January 1, 2002; however certain provisions of that Statement apply to goodwill and other intangible assets acquired between July 1, 2001, and the effective date of SFAS 142. The Company does not believe the adoption of these standards will have a material impact on its financial statements.

In July 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations". This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is evaluating the impact of the adoption of this standard and has not yet determined the effect of adoption on its financial position and results of operations.

In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The provisions of the statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company is evaluating the impact of the adoption of this standard and has not yet determined the effect of adoption on its financial position and results of operations.

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.

                         AMERICAN IR TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


The Company has experienced losses from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the years ended December 31, 2001 and 2000, the Company incurred net (losses) of $931,693 and $396,615, respectively. At December 31, 2001, the Company had a working capital (deficit) of $724,081 and stockholders' (deficit) of $711,875.

The Company's ability to continue as a going concern is contingent upon its ability to attain profitable operations and obtain capital. The Company intends to raise capital through the sale of equity securities and/or the solicitation of short term financing. However, the Company has no firm commitments for either the sale of equity securities or debt financing.

Additionally, the Company is also reliant on Canada to provide product through a five-year licensing agreement (See Note 3). The Company does not currently design or manufacture its own product. The Company has received notice from the licensor that the license agreement will not be renewed after its expiration on December 22, 2002.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 3. LICENSE AGREEMENT

On December 22, 1999, the Company entered into a five-year technology license agreement with Canada. Certain officers and directors of Canada are also officers and directors of the Company. The license agreement provides the Company with the exclusive rights to all procedures, practices and intellectual property related to Canada's technologies and applications. According to the agreement, the Company has agreed to pay Canada a royalty of 3% of all revenues derived from the use of the technologies licensed from Canada. The royalty is payable monthly. Additionally, the Company has a 30-day right of first refusal to license additional technologies developed by Canada.

Subsequent to December 31, 2001, the Company negotiated a settlement with Canada whereby the Company would retain the rights to utilize, market, and distribute the technology upon ownership transfer of the technology to the President of the Company (See Note 11).

                         AMERICAN IR TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2001:

                Computer equipment                      $     8,772
                Office equipment                              4,786
                Furniture and fixtures                        1,646
                                                        ------------
                                                             15,204
                Less: accumulated depreciation               (4,358)
                                                        ------------
                                                        $    10,846
                                                        ============

Depreciation expense for the year ending December 31, 2001 and 2000 was $3,633 and $727, respectively.

NOTE 5. NOTES PAYABLE

Notes payable at December 31, 2001 consists of the following:

     10% related party note payable, principal and accrued
     interest delinquent as of the date of the audit report,
     secured by 500,000 shares of the Company's stock owned
     by the President                                                  $ 12,300

     12.5% notes payable, unsecured, principal and accrued
     interest delinquent as of the date of the audit report              28,000
                                                                       ---------
                                                                       $ 40,300
                                                                       =========

As of December 31, 2001 the Company has accrued interest of $308 on the related party note payable, which has been included in accounts payable and accrued expenses.

NOTE 6. STOCKHOLDERS' (DEFICIT)

PREFERRED STOCK

The Company's Board of Directors has the authority to issue shares of preferred stock, in one or more series, with such voting powers, designations, preferences and rights or qualifications, limitations or restrictions as shall be stated in the resolution or resolutions. No preferred stock has been issued or is outstanding at December 31, 2001.

                         AMERICAN IR TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


COMMON STOCK

During July 2000, The Company sold 317,000 shares of its common stock at a price of $0.20 per share. The Company received cash in the amount of $63,400, net of expenses of $1,900.

During 2000, the Company issued 818,267 shares of its common stock in exchange for services valued at $163,653. These shares were valued at their fair market value on the date the Company agreed to issue the shares. As of December 31, 2000 the Company had recorded $44,134 as deferred compensation for services to be received during 2001.

During 2001, the Company issued 6,210,520 shares of its common stock in exchange for services valued at $569,456. These shares were valued at their fair market value on the date the Company agreed to issue the shares. As of December 31, 2001 the Company had recorded $200,156 as deferred compensation for services to be received during 2002.

The Company has an informal arrangement with two of its officers whereby their annual salary of $35,000 may be paid in the Company's common stock. As of December 31, 2001 the Company has accrued officer's salary of $140,000, which is include in due to related parties. The accrued officer's salary would be convertible into approximately 1,085,000 shares of common stock.

STOCK WARRANT

The following details the warrant outstanding as of December 31, 2001:

                                       Underlying        Exercise
                                        Shares             Price
                                       ----------        --------
Warrant issued during 2001              400,000            $0.75

The Warrant expires on June 18, 2003. At December 31, 2001, the Company had reserved 400,000 shares of common stock for the stock warrant.

The fair value of the warrant issued during 2001 is estimated at $0.03 on the date of grant using the Black-Scholes option pricing model with the following assumptions: no dividend yield, volatility of 185%, a risk-free interest rate of 3.0%, and expected life of 2 years from date of vesting. Accordingly, the Company has recorded stock compensation expense of $12,000 for the year ended December 31, 2001.

                         AMERICAN IR TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


NOTE 7. INCOME TAXES

The Company accounts for income taxes under SFAS 109, "Accounting for Income Taxes", which requires use of the liability method. SFAS 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

Reconciliation of the Federal statutory income tax rate of 34% to the effective rate is as follows:

          Federal statutory income tax rate                    34.00 %
          Valuation allowance                                 (34.00)%
                                                            ----------
                                                                     %
                                                            ==========

The tax effects of temporary differences and net operating losses that give rise to significant portions of deferred tax assets and liabilities consisted of the following:

              Reconciling items:

              Net operating loss carryforward              $   408,000
              Less valuation allowance                        (408,000)
                                                           ------------
              Net deferred tax asset                       $        --
                                                           ============

The net operating loss carry forward of approximately $1,200,000 will expire through 2021.

The net change in valuation allowance for the year ended December 31, 2001 was $272,000.

NOTE 8. RELATED PARTY TRANSACTIONS

Throughout the year the Company will make loans to its officers. These loans bear no interest and are due on demand. As of December 31, 2001, $20,690 was due from officers of the Company.

Canada provides the Company with operating advances and inventory and pays expenses on behalf of the Company. At December 31, 2001, the Company owed $250,555 to Canada, which is included in due to related parties.

                         AMERICAN IR TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


An officer of the Company provides the Company with operating advances and pays expenses on behalf of the Company. At December 31, 2001, the Company owed $103,736 to the officer, which is included in due to related parties.

Shareholders of the Company have provided professional services to the Company. During 2001 the shareholders have earned $38,416, all of which is included in due to related parties.

During 2001, an officer of Canada entered into an agreement to provide consulting services to the Company in exchange for 300,000 shares of common stock. The Company has recorded expense of $16,000 related to this agreement. These shares were valued at their fair market value on the date the Company agreed to issue the shares.

NOTE 9. COMMITMENTS AND CONTINGENCIES

LEASES

During November 2001 the Company entered into a two-year non-cancelable operating lease for office space. The lease calls for monthly payments of $1,360. The Company was evicted from their previous office space, which called for monthly payments of $3,264 through December 31, 2002, due to non-payment of rent. Rent expense for the year ended December 31, 2001 and 2000 was $40,528 and $14,100, respectively.

Minimum annual future rent payments through the year ended December 31, 2003 related to the operating lease are $31,280.

LITIGATION

The Company is a defendant in several lawsuits related to unpaid vendor invoices. The total amount of asserted claims have been included in accounts payable as of December 31, 2001.

NOTE 10. MAJOR CUSTOMERS

For the year ended December 31, 2001 the Company generated 40% of its revenue from two customers. As of December 31, 2001, the Company's receivables from these customers were $1,181.

                         AMERICAN IR TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


NOTE 11. SUBSEQUENT EVENTS

STOCK ISSUANCES

During March 2001 the Company issued 6,638,320 shares of common stock and 1,945,680 shares of preferred stock for services and settlement of debt. These shares were valued at their fair market value on the date the Company agreed to issue the shares. The value of the shares issued for services will be charged to operations and the difference between the value of the shares issued for the settlement of debt and the debt forgiven will be recorded as additional paid-in capital since the settlement of debt involved common shareholders.

SETTLEMENT AGREEMENT WITH CANADA

On May 29, 2002 the Company entered into a settlement agreement with Canada whereby the Company would retain the rights to utilize, market, and distribute the technology underlying their license agreement with Canada upon the ownership transfer of the technology to the President of the Company. Canada, in return, will receive $350,000, of which $250,555 was owed to Canada as of December 31, 2001. Canada has agreed to refrain from calling upon any of the Company's customers or disclose any information regarding the Company for a period of six months. Officers of Canada have also agreed to forgive all monies owed to them as of that date as well as return all of their holdings in the Company's stock to the Company.

Payments will be made to Canada through collections on accounts receivable from a specified customer. Collections from the customer will be placed into a designated bank account and distribution will be made in the following manner; 70% to the Company, 30% to Canada. If sufficient collections have not been received to satisfy the $350,000 liability by November 29, 2003, then the Company has the option of paying the unpaid amount at that date or converting this amount into a promissory note bearing interest at 5%, payable in 48 monthly payments.

The Company does not intend to assign a value to the technology received from Canada because there appears to be no discernable value. A loss on settlement will be offset by the forgiveness of liabilities and the fair market value of common stock returned to the Company.