Form 10QSB
period 2002-03-31
AMERICAN IR TECHNOLOGIES INC
filed 2002-10-18
CIK 1114098

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2002

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number:  000-31663

                         American I R Technologies Inc.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

            Nevada                                       88-0440536
            ------                                       ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

 330 E. Warm Spring Rd, Las Vegas, NV                       89119
 --------------------------------                           -----
(Address of principal executive                           (Zip Code)
           offices)

                                 (702) 215-6455
                                 --------------
              (Registrant's telephone number, including area code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 19,984,107

AMERICAN I R TECHNOLOGIES INC.


                                Table of Contents
                                                                            Page
PART I - FINANCIAL INFORMATION                                               1

Item 1. Financial Statements  (Unaudited)                                    2

Balance Sheet March 31, 2001  (Unaudited)                                    3

Statements of Operations for the Three Months Ended                          4
March 31, 2002 and 2001  (Unaudited)

Statements of Cash Flows for the Three Months Ended                          5
March 31, 2002 and 2001  (Unaudited)

Notes to Financial Statements                                                8

Item 2. Management's Discussion and Analysis and Plan of Operation          10

PART II - OTHER INFORMATION                                                 11

Item 6. Exhibits and Reports on Form 8-K                                    11

SIGNATURES                                                                  12

                             AMERICAN IR TECHNOLOGIES, INC.
                                     BALANCE SHEET
                                     MARCH 31, 2002
                                      (UNAUDITED)


                                         ASSETS
CURRENT ASSETS
   Cash                                                                   $     1,850
   Accounts receivable, net of reserve for bad debt
       of $1,000                                                                4,643
   Inventory                                                                    4,951
   Due from officer                                                            29,890
                                                                          ------------
      Total current assets                                                     41,334
                                                                          ------------

PROPERTY AND EQUIPMENT, net of accumulated
      depreciation of $5,089                                                   10,115

DEPOSIT                                                                         1,360
                                                                          ------------


                                                                          $    52,809
                                                                          ============

                  LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
   Accounts payable and accrued expenses                                  $   190,902
   Due to related parties                                                     448,823
   Notes payable                                                               24,000
   Note payable - related party                                                 7,300
                                                                          ------------
      Total current liabilities                                               671,025
                                                                          ------------

STOCKHOLDERS' (DEFICIT)
Preferred stock, Class A, 6%, cumulative, convertible,
  $0.001 par value, 5,000,000 shares authorized,
  1,945,680 shares issued and outstanding                                     249,047
Common stock, $0.001 par value, 20,000,000 shares
   authorized, 19,984,107 shares issued and outstanding                        19,984
Additional paid in capital                                                  1,326,590
Deferred compensation                                                         (57,167)
Accumulated (deficit)                                                      (2,156,670)
                                                                          ------------

      Total stockholders' (deficit)                                          (618,216)
                                                                          ------------

                                                                          $    52,809
                                                                          ============

      The accompanying notes are an integral part of these financial statements.


                             AMERICAN IR TECHNOLOGIES, INC.
                                STATEMENTS OF OPERATIONS
                                       (UNAUDITED)

                                                          Three months ended March 31,
                                                             2002              2001
                                                         -------------    -------------
REVENUE                                                  $      9,228     $     22,212

COST OF GOODS SOLD                                                361           17,906
                                                         -------------    -------------

GROSS PROFIT                                                    8,867            4,306
                                                         -------------    -------------

OPERATING EXPENSES
   Non-cash stock compensation                                784,602               --
   General and administrative                                  36,706          213,358
                                                         -------------    -------------
                                                              821,308          213,358
                                                         -------------    -------------

(LOSS) FROM OPERATIONS                                       (812,441)        (209,052)
                                                         -------------    -------------

OTHER INCOME (EXPENSE)
    Interest expense                                           (1,000)              --
                                                         -------------    -------------

NET (LOSS)                                               $   (813,441)    $   (209,052)
                                                         =============    =============

PER SHARE INFORMATION:

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
    (BASIC AND DILUTED)                                    18,145,352        7,135,267
                                                         =============    =============

NET (LOSS) PER COMMON SHARE (BASIC AND DILUTED)          $      (0.04)    $      (0.03)
                                                         =============    =============


       The accompanying notes are an integral part of these financial statements.

                                            4


                             AMERICAN IR TECHNOLOGIES, INC.
                                STATEMENTS OF CASH FLOWS
                                       (UNAUDITED)

                                                               Three months ended March 31,
                                                                   2002           2001
                                                                 --------       --------
CASH FLOW FROM OPERATING ACTIVITIES
  Cash flow provided by operating activities                     $ 9,188        $ 9,126
                                                                 --------       --------

CASH FLOW FROM INVESTING ACTIVITIES
   Purchase of fixed assets                                           --         (9,796)
                                                                 --------       --------
      Net cash (used in) investing activities                         --         (9,796)
                                                                 --------       --------

CASH FLOW FROM FINANCING ACTIVITES
   Payments on notes payable                                      (4,000)            --
   Payments on note payable - related party                       (5,000)            --
                                                                 --------       --------
      Net cash (used in) financing activities                     (9,000)            --
                                                                 --------       --------

Net increase (decrease) in cash                                      188           (670)

CASH AT BEGINNING OF PERIOD                                        1,662          4,243
                                                                 --------       --------

CASH AT END OF PERIOD                                            $ 1,850        $ 3,573
                                                                 ========       ========



       The accompanying notes are an integral part of these financial statements.

                                            5

                             AMERICAN IR TECHNOLOGIES, INC.
                              NOTES TO FINANCIAL STATEMENTS
                                     MARCH 31, 2002
                                       (UNAUDITED)


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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the audited financial statements of the Company as of December 31, 2001 and for the two years then ended, including notes thereto, included in the Company's Form 10-KSB.

(2)      EARNINGS PER SHARE

The Company calculates net (loss) per share as required by SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods presented, common stock equivalents were not considered, as their effect would be anti-dilutive.

(3)      GOING CONCERN

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced significant losses from operations. For the three months ended March 31, 2002 the Company incurred a net loss of $813,441. In addition, the Company has a working capital deficit of $629,691, an accumulated deficit of $2,156,670 and a stockholders' deficit of $618,216 at March 31, 2002.

The Company's ability to continue as a going concern is contingent upon its ability to expand its operations and secure additional financing. The Company is pursuing financing for its operations and seeking to expand its operations. Failure to secure such financing or expand its operations may result in the Company not being able to continue as a going concern.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(4)      STOCKHOLDERS' (DEFICIT)

The Board of Directors established a "Class A" Preferred Stock with the following characteristics:

o        Cumulative with a stated dividend rate of 6%
o        Two votes for each share
o Convertible into 1.6 shares of common stock per share of preferred stock after July 1, 2002 at the holder's request

During the three months ended March 31, 2002, the Company issued 1,300,000 shares of common stock valued at $88,000 to three individuals for services. These shares were valued at their fair market value on the date the Company agreed to issue the shares.

During the three months ended March 31, 2002, the Company issued 5,338,320 shares of common stock and 1,945,680 shares of preferred stock to two officers and directors of the Company for accrued wages, and bonuses. These shares were valued at their fair market value on the date the Company agreed to issue the shares. The Company recognized non-cash stock compensation of $553,613 related to these issuances for the amount of the fair value of the shares issued in excess of the amounts due to these officers.

During the year ended December 31, 2001, the Company had issued common stock for services to be rendered in the future. As of December 31, 2001, the Company had recorded deferred compensation of $200,156 related to these agreements. During the three months ended March 31, 2002, the Company has recorded non-cash stock compensation of $142,989 related to these agreements.

(5)      SUBSEQUENT EVENT

On May 29, 2002 the Company entered into a settlement agreement with American Infrared Technologies, Inc. (Canada) whereby the Company would retain the rights to utilize, market, and distribute the technology underlying their license agreement with Canada upon the ownership transfer of the technology to the President of the Company. Canada, in return, will receive $350,000, of which $250,555 was owed to Canada as of December 31, 2001. Canada has agreed to refrain from calling upon any of the Company's customers or disclose any information regarding the Company for a period of six months. Officers of Canada have also agreed to forgive all monies owed to them as of May 29, 2002 as well as return all of their holdings in the Company's stock to the Company.

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

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.


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


Overview

The following discussion and analysis covers material changes in the financial condition of American IR Technologies, Inc. (the "Company" or "us") since year end December 31, 2001 and a comparison of the results of operations for the three months ended March 31, 2002 to the same period in 2001. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis or Plan of Operation" included in the Company's Form 10-KSB for the year ended December 31, 2001.

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


Results of Operations

For the three months ended March 31, 2002, we realized a net loss of $813,441, or $.04 per share, on revenue of $9,228. This compares to a loss of $209,052 on revenue of $22,212 for the first three months of 2001. During the first quarter of 2002, we reported relatively minor sales from our business. The decrease in net sales was due to our focus shifting from marketing our products to major retailers from catalog sales and our scaling back of operations because of inadequate working capital.

Cost of goods sold for the three months ended March 31, 2002 and 2001 were $361 and $17,906, respectively. The cost of sales for the three months ended March 31, 2002 is relatively low because we sold inventory during the quarter which was written down due to impairment as of December 31, 2001. The Company incurred $821,308 in total operating expenses for the three months ended March 31, 2002 compared to $213,358 for the same quarter in 2001.

General and administrative expenses were reduced to $36,706 for three months ended March 31, 2002 compared to $213,358 for the same quarter in 2001. The large decrease in general and administrative expenses is due to the Company's scaling down of operational activities due to a lack of working capital. We anticipate continuing in this manner until such time that we receive a major purchase order or sufficient financing to expand operations. Our primary expenses for the three months ended March 31, 2002 were contract salaries of $17,500, rent of $5,847, and telephone of $4,833.

The majority of operating expenses incurred by the Company for the three months ended March 31, 2002 were in the form of non-cash stock compensation, totaling $784,602. These expenses consisted of:

         o The Company issued 1,300,000 shares of common stock valued at $88,000 to three individuals for services as compared to $0 for the same quarter in 2001. Of this amount, $70,000 was for financial consulting and $18,000 for legal fees. These shares were valued at their fair market value on the date the Company agreed to issue the shares.

         o The Company issued 5,338,320 shares of common stock and 1,945,680 shares of preferred stock to two officers and directors of the Company for accrued wages, and bonuses as compared to $0 for the same quarter in 2001. The Chief Executive Officer and Chief Financial Officer received stock for accrued wages of $140,000 and bonuses of $536,113. The value of the preferred and common stock issued was $427,066 and $249,047, respectively. These shares were valued at their fair market value on the date the Company agreed to issue the shares.

         o During the year ended December 31, 2001, the Company had issued common stock for services to be rendered in the future. As of December 31, 2001, the Company had recorded deferred compensation of $200,156 related to these agreements. During the three months ended March 31, 2002, the Company has recorded non-cash stock compensation of $142,989 related to these agreements as compared to $0 for the same quarter in 2001. These services were for financial, sales and marketing consulting.

On February 15, 2002 the Board of Directors resolved to establish 2,000,000 Class "A" preferred shares with the following attributes:

         o    Cumulative Annual Dividend of 6%
         o    Two votes for each share
         o These shares can become convertible after July 1, 2002 at the ratio of one 1 preferred class "A" share for 1.6 common shares.


Liquidity and Capital Resources

Our capital and liquidity position at March 31, 2002 continued to be poor from December 31, 2001. Our working capital deficit at March 31, 2002 was $629,691 as compared to $724,081 at December 31, 2001. This increase in working capital is largely attributed to the conversion of accrued officers salary into common and preferred stock during the three months ended March 31, 2002.

At March 31, 2002, we had cash of $1,850 and no current source of capital. We also reported a negative shareholders' equity, which means that our total assets were less than our total liabilities and our shareholders would receive nothing in liquidation.

Our current liabilities of $671,025 consist mainly of accounts payable to our vendors, due to related parties, and notes payable and notes payable - related party. We believe that our continued existence is dependent on our ability to raise additional capital and to achieve profitable operations.

Our operations used $9,188 of cash during the first quarter of 2002. This cash was spent primarily on payment of vendor invoices. The Company also repaid $9,000 in principal on loans from 2001 during the quarter.


During the first quarter of 2002, we relied on cash advances to conserve our remaining cash and sustain operations. For at least the next two to three quarters we will be reliant on such advances to sustain operations. In the future, we hope to obtain funding based on sales, although no firm commitments have been made. We believe that the success of any future financings will depend in part on our success in building a business model which is attractive to third parties based on sales to major national retailers.

The Company's anticipated monthly cash needs are $15,000 per month and we expect to generate this cash through product sales and short-term financing.

PART II - OTHER INFORMATION

Legal Proceedings
Not applicable

Changes in Securities and Use of Proceeds

On February 15, 2002 the board of directors, acting under the authority granted to them under the Articles of Incorporation, and Nevada Revised Statutes 78:195, set forward the classification of a preferred class of common stock entitled:
Class A .

The par value of the preferred series is $.001. The preferred class of common stock carries with it preferred voting rights in the proportion of 2.0 votes for every one share of preferred stock held, cumulative with a stated dividend rate of 6%, and convertible into 1.6 shares of common stock per share of preferred stock after July 1, 2002 at the holder's request.

Defaults Upon Senior Securities
Not applicable


Submission of Matters to a Vote of Security Holders
Not applicable


Other Information
Not applicable

Item 6 - Exhibits and Reports of Form 8-K

         A.   Exhibits
              --------
              99.1 Chief Executive Officer and Chief Financial Officer
                   certification pursuant to Section 906 of the Sarbane-Oxley Act of 2002

         B.   Reports on Form 8-K
              None


SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American I R Technologies Inc.
(Registrant)


Date: September 27, 2002

By:  /s/ Ron Allen Ryan
-----------------------
Ronald A. Ryan, Director, Chief Executive Officer, and President

Date: September 27, 2002

By:  /s/ R. A. Moss
------------------------
R. A. Moss, Director, Secretary, Treasurer, and Principal
Financial and Accounting Officer