Form 10-Q
period 2002-06-30
AMERICAN IR TECHNOLOGIES INC
filed 2002-11-27
CIK 1114098

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

[x] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 2002
-----------------------------------------------------------------------------

[ ] Transition Report under Section 13 or 15(d)of the Exchange Act For the Transition Period from ________ to ___________
-----------------------------------------------------------------------------

                         Commission File Number: 000-31663
-----------------------------------------------------------------------------

                         AMERICAN IR TECHNOLOGIES, INC.
-----------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


             Nevada                               88-0440536
 -------------------------------   ---------------------------------------
 (State or other jurisdiction of   (I.R.S. Employer Identification Number)
  incorporation or organization)


   330 E. Warm Springs Road,Las Vegas, Nevada            89119
 ------------------------------------------------    -------------
    (Address of principal executive offices)          (zip code)


                        (702) 215-6455 (Telephone)
        ---------------------------------------------------------
                        Issuer's Telephone Number


----------------------------------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                              Yes [X] No []

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                    PROCEEDING DURING THE PRECEDING FIVE YEARS

Check whether the Registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                                              Yes [ ] No [ ]


					N/A

(Former name, former address and former fiscal year, if changed since last report)


APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 19,984,107





Table of Contents
							Page

PART I - FINANCIAL INFORMATION...........................3

Item 1. Financial Statements
Balance Sheet............................................7

Statement of Operations..................................8

Statement of Cash Flows..................................9

Notes to Financial Statements...........................10

Item 2. Management's Discussion and Plan of Operation...18

PART II - OTHER INFORMATION
Item 4. Controls and Procedures.........................21

Item 6. Exhibits........................................21

SIGNATURES..............................................22

CERTIFICATIONS..........................................22

PART I - FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission"). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, which are included in the Company's annual report on Form 10-KSB previously filed with the Commission on September 3, 2002.

The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENT ACCOUNTANTS REVIEW REPORT


To the Board of Directors of
American IR Technologies, Inc.:

We have reviewed the accompanying consolidated balance sheets of American IR Technologies, Inc. as of June 30, 2002, and the related statements of income and accumulated deficit from January 1, 2002 to June 30, 2002, April 1, 2002 to June 30, 2002, and
cash flows for the six months ended June 30, 2002, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of American IR Technologies, Inc. The Financial Statements of American IR Technology, Inc. as of June 30, 2001 and December 31, 2001, were reviewed by other accountants, whose report dated August 2001, stated that they were not aware of any material modifications that should be made to those statements in order for them to be in conformity with generally accepted accounting principles in the United States of America.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles in the United States of America.

As discussed in Note 11, certain conditions indicate that the Company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern.



					CFO Advantage, Inc.


November 20, 2002
Las Vegas, Nevada

		    AMERICAN IR TECHNOLOGIES, INC.
		          BALANCE SHEETS
		        AS OF JUNE 30, 2002
	 	            (UNAUDITED)

ASSETS
					6/30/2002	     12/31/2001
CURRENT ASSETS
  Cash					$ 2,696			$ 1,662
  Accounts receivable, net
   of reserve for bad debt		 12,803			  3,379
  Due from officer			   -		         20,690
  Inventory				  4,197			     -
				     ----------	             ----------
    Total current assets		 19,696			 25,731

PROPERTY AND EQUIPMENT, net
of accumulated depreciation		 12,269			 12,973

OTHER ASSETS

  Deposits				  1,360			  1,360
				         ------                  ------

    Total other assets			  1,360		   	  1,360
				     ----------		     ----------
TOTAL ASSETS				$33,325			$40,064
				     ==========		     ==========

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable		       $100,590	               $176,805
  Due to related parties		465,223			532,707
  Notes payable				 24,000			 28,000
  Notes payable  related party		  7,500			 12,300
  Payroll liability			 73,125			    -
  Other current liabilities		 60,749			    -
				     ----------	             ----------
    Total current liabilities		731,187			749,812

TOTAL LIABILITIES			731,187			749,812

STOCKHOLDERS EQUITY (DEFICIT)

Common stock, $.001 par value,
  20,000,000 shares authorized,
  19,984,107 shares issued and
  outstanding as of June 30, 2002
  and 13,345,787 as of
  December 31, 2001			  19,985		  13,346
Additional paid in capital
  common stock			       1,314,040		 818,163
Preferred stock, Class A, 6%
  cumulative, convertible, $.001
  par vale, 5,000,000 shares
  authorized, 1,945,680 shares
  issued and outstanding as of
  June 30, 2002 and no shares
  issued and outstanding as of
  December 31, 2001			   1,947		     -
Additional paid in capital
  preferred stock			 247,101	             -
Subscription receivable			 (88,100)		(200,156)
Accumulated deficit		      (2,192,835)	      (1,341,101)
				       ----------              ----------
  Total stockholders equity (deficit)	(697,862)		(709,748)

TOTAL LIABILITIES AND 		       ----------              ----------
  STOCKHOLDERS EQUITY			  $33,325		  $40,064
				       ==========	       ==========

	  The accompanying independent accountants review report and notes to financial statements should be read in conjunction with this Balance Sheet.

				AMERICAN IR TECHNOLOGIES, INC.
				STATEMENTS OF INCOME AND ACCUMULATED DEFICIT
				FOR THREE MONTHS AND SIX MONTHS ENDED
				JUNE 30, 2002 AND 2001
				(UNAUDITED)

						     Unaudited				       Audited
				Three months ended	          Six months ended	   January 1, 2001
				      June 30			      June 30		          to
				  2002		  2001		  2002		 2001	   December 31, 2001

REVENUES			$ 28,970	$  6,692	$ 38,198	$ 28,904	$ 71,303
COST OF REVENUES		   1,059	   3,607	   1,420	  21,513	  91,828
				--------        --------        --------        --------        --------
GROSS PROFIT (LOSS)		  27,911	   3,085	  36,778	   7,391	 (20,525)

EXPENSES:
  General and administrative	 146,186	 131,419	 212,988	 263,931	 435,563
  Depreciation			     447	     989	     889	   1,653	   2,885
  Professional fees		  51,877	 128,945	 228,206	 208,537	 446,218
  Non-cash stock compensation	  14,469	      -		 389,825	     -		      -
				--------        --------        --------        --------        --------
    Total expenses		 212,978	 261,353 	 831,908	 474,121	 884,666

Operating income (loss)		(185,067)	(258,268)	(795,130)	(466,730)	(905,191)

OTHER INCOME (EXPENSE)
  Interest expense		(526)		    (326)	   3,737	   (326)	(10,536)
  Forgiveness of debt		30,076		       -	  41,077	    -		     -
  Legal settlement		(100,000)	       -	(100,000)	    -		     -
  Other income			-		       -	      -		    -		    725
  Other expenses		(1,055)		    (485)	  (1,153)	 (1,075)	(15,241)
  Total other income (expense)	(71,505)	    (811)	 (56,339)	 (1,401)	(25,052)
				----------     ----------      ----------     ----------      ----------
NET INCOME (LOSS)		(256,572)	(259,079)	(851,469)      (468,131)       (930,243)

ACCUMULATED DEFICT,
  beginning of period		(1,936,263)	(620,587)	(1,341,101)	(411,535)	(410,858)

ACCUMULATED DEFICT,
  end of period			$(2,192,835)	$(879,666)	$(2,192,570)	$(879,666)	$(1,341,101)


PER SHARE INFORMATION:

Weighted average number
of shares outstanding
(Basic and diluted)		19,984,107	8,139,736	17,974,931	7,640,277	9,196,001

Net (loss) per common share
 (basic and diluted)		$(0.01)		$(0.03)		$(0.01)		$(0.06)		$(0.10)


	The accompanying independent accountants review report and notes to
	  financial statements should be read in conjunction with these Statements of Income and Accumulated Deficit.

				AMERICAN IR TECHNOLOGIES, INC.
				   STATEMENTS OF CASH FLOWS
			 FOR SIX MONTHS ENDED JUNE 30, 2002 AND 2001
				        (UNAUDITED)

								     Six months ended
							6/30/2002			6/30/2001

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income/(Loss) from Operations			$(851,469)			$(468,131)
  Adjustments to reconcile net income
    to net cash provided
  Services Received for Stock				  52,114			  24,053
  Depreciation Expense					     889			   1,653
  (Increase)/Decrease in Accounts Receivable		  (9,424)			  (7,919)
  (Increase)/Decrease in Other Assets			  (4,197)			  (6,287)
  (Increase)/Decrease in Inventory			     -				  (3,839)
  Increase/(Decrease) in Due to Related Party		 105,524			 138,617
  Increase/(Decrease) in Payroll Liability		  73,125			     -
  Increase/(Decrease) in Other Current
	Liabilities					  60,749			     -
  Increase/(Decrease) in Accounts Payable		(117,292)			 (26,775)
						       ---------			---------
    Net cash provided by (used in) investing
	 activities					  10,019			(348,628)

CASH FLOWS FROM INVESTING ACTIVITIES:
  (Purchase)/Sale of Equipment				    (185)			 (10,554)
						       ---------			---------
    Net cash provided by (used in)
	investing activities				    (185)			 (10,554)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of Stock					     -				 353,435
  Increase/(Decrease) in Short Term Note Payable	 (4,000)			     -
  Increase/(Decrease) in Short Term Note Payable
	  Related Party					 (4,800)			     -
						       ---------			---------
    Net cash provided by (used in) financing
	 activities					 (8,800)			 353,435

Balance as at beginning of period			  1,662				   4,243
Net increase in cash					  1,034				  (5,747)
Balance at end of period				$ 2,696				$ (1,504)

SUPPLEMENTAL INFORMATION:
Interest Paid						$3,737				$  (326)
Taxes Paid						$-				$  -





		The accompanying independent accountants review report
		 and notes to financial statements should be read in
		   conjunction with these Statements of Cash Flows.

			AMERICAN IR TECHNOLOGIES, INC.
			NOTES TO FINANCIAL STATEMENTS
			     AS OF JUNE 30, 2002
			        (UNAUDITED)

NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

American IR Technologies, Inc. (the Company) was incorporated in the State of Nevada on October 29, 1999. The principal business objective of the Company is to design and market consumer electronics that utilize infrared technology.

The Company was in the development stage from its inception on October 29, 1999 through December 31, 2000. The Company commenced operations on January 1, 2001.

The Company has previously entered into a license agreement with an affiliate, American Infrared Technologies, Inc. (Canada), a Canadian corporation, for exclusive rights to their procedures, practices, and intellectual property. This agreement is the sole source of product development for the Company. On May 29, 2002, the company entered into a settlement with Canada regarding the license agreement (See Notes 4 and 9).


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The Companys policy is to prepare the financial statements on the accrual basis of accounting. The fiscal year end is December 31.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments With maturities of three months or less when purchased.

Summary of Non-Cash Transactions

There were non-cash transactions that are discussed in Note 3.

Inventory Valuation

Inventories are stated at the lower of cost or market, cost being determined on the first in, first out (FIFO) basis.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions which affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses for the period reported. Actual results may differ from these estimates.

Dividend Policy

The Company has not yet adopted any policy regarding payment of dividends. The Company has authorized 1,945,680 shares of preferred stock with a par value of $0.001.

Preferred shares carry two votes for every one preferred share and have priority in the event of company liquidation. Series A shares have annual dividends of 6% that are payable quarterly. The shares convertible to common shares on a 1 for 1.6 basis at the holders' option.

Fixed Assets

Fixed assets are stated at cost. Expenditures that materially increase the life of the assets are capitalized. Ordinary maintenance and repairs are charged to expense as incurred. When assets are sold or otherwise disposed of, the cost and the related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is recognized at that time. Depreciation is computed primarily on the straight-line method for financial statement purposes over the following estimated useful lives:

Computer Equipment	  5 Years
Furniture & Fixtures	  7 Years
Office Equipment	  5 Years


Depreciation expense was $889 and $1,653 for the six months ended
June 30, 2002 and 2001, respectively.

Intangible Assets

Under guidance of SFAS 142, net assets of companies acquired in purchase transactions are recorded at fair value at the date of acquisition, as such, the historical cost basis of individual assets and liabilities are adjusted to reflect their fair value. Identified intangibles are amortized on an accelerated or straight-line basis over the period benefited. Goodwill is not amortized, but is reviewed for potential impairment on an annual basis at the reporting unit level. The impairment test is performed in two phases. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, an additional procedure must be performed.
That additional procedure compares the implied fair value of the reporting units goodwill (as defined in SFAS 142) with the carrying amount of that goodwill. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. Other intangible assets are evaluated for impairment if events and circumstances indicate a possible impairment. Such evaluation of other intangible assets is based on undiscounted cash flow projections.

Earnings Per Share Calculations

Basic earnings per common share (EPS) is computed by dividing income available to common stockholders by the weighed-average number of common shares outstanding for the period. The weighed-average number of common shares outstanding for computing basic EPS was 17,974,931 and 7,640,277 for the six-month period ended June 30, 2002, and 2001, respectively. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The weighed-average number of common shares outstanding for computing diluted EPS was equal to the basic earnings per share for the period ended June 30, 2002, and 2001.

Warranty

The Company sells the majority of its product with a limited repair and replacement warranty. The accompanying financial statements do not include a provision for estimated warranty claims based on the Company's experience that no material claims have been made.

Income Taxes

The Company experienced losses during the previous fiscal tax year reported. The Company will review its need for a provision for federal income tax after each operating quarter. The Company has adopted FASB 109, as discussed in Note 7.

Advertising

Advertising costs are expensed when incurred. There was no advertising expense for the three months ended June 30, 2002 and the year ended December 31, 2001, respectively.

Research and Development

The Company expenses its research and development in the periods incurred.

Stock Based Compensation

The Company accounts for stock based compensation in accordance with SFAS 123, Accounting for Stock-Based Compensation. The provisions of SFAS 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in APB Opinion 25, Accounting for Stock Issued to Employees (APB 25) but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans.

The Company has issued its common stock as compensation to non-employees. The Company measures the amount of stock-based compensation based on the fair value of the equity instrument issued or the services or goods provided as of the earlier of (1) the date at which an agreement is reached with the non-employee as to the number of shares to be issued for performance, or (2) the date at whichthe non-employees' performance is complete.


NOTE 3 - SUMMARY OF NON-CASH TRANSACTIONS

During the three month period ended June 30, 2002, vendors forgave $41,077 of debt.

During the six month period ended June 30, 2002, the company utilized $112,056 of services. The services were in exchange for common stock during 2001.


NOTE 4 - LICENSE AGREEMENT

On December 22, 1999, the Company entered into a five-year technology license agreement with Canada. Certain officers and directors of Canada are also officers and directorsof the Company. The license agreement provides the Company with the exclusive rights to all procedures, practices and intellectual property related to Canada's technologies and applications. According to the agreement, the Company has agreed to pay Canada a royalty of 3% of all revenues derived from the use of the technologies licensed from Canada. The royalty is payable monthly. Additionally, the Company has a 30-day right of first refusal to license additional technologies developed by Canada.

The Company does not intend to assign a value to the technology received from Canada because there appears to be no discernable value. See Note 9 (Contingencies and Commitments) regarding the companys litigation related to the license agreement.

NOTE 5 - NOTES PAYABLE

Notes payable at June 30, 2002 consists of the following:


10% related party note payable, principal and accrued
interest delinquent as of the date of the review report,
secured by 500,000 shares of the Company's stock owned
by the President				 		 $7,500

12.5% notes payable, unsecured, principal and accrued
interest delinquent as of the date of the review report 	 24,000
							     ----------
			Total					$31,500



NOTE 6 - STOCKHOLDERS EQUITY

On February 8, 2002, the Company issued 1,945,680 shares of Series A
Preferred Stock to two executives. This stock is cumulative, with an annual dividend of 6%, carrying two (2) votes per preferred share.
These shares become convertible on July 1, 2002 into 1.6 common shares for every 1 preferred share. They are convertible at the option of the owner.

During 2001, the Company issued 6,210,520 shares of common stock to various consultants.

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

The Company has an informal arrangement with two of its officers whereby their annual salary of $35,000 may be paid in the Companys common stock. As of December 31,2001 the Company has accrued officers salary of $140,000, which is included in due to related parties. The accrued officers salary would be convertible into approximately 1,085,000 shares of common stock.


NOTE 7 - WARRANTS AND OPTIONS

There are no options and warrants outstanding as of June 30, 2002.


NOTE 8 - INCOME TAXES

American IR Technologies, Inc.s available net operating loss carry forwards to offset future federal taxable income of approximately $1,200,000. The carry forwards begin to expire in 2019. The Company has deemed it less than likely that this benefit will be utilized. Therefore, the Company recognized no income tax benefit from the losses generated during the years ended December 31, 2000 and 2001.

The Company has adopted the Statement of Financial Accounting Standards
No. 109 - Accounting for Income Taxes.   The tax effects of temporary
differences and net operating losses that give rise to significant portions of deferred tax assets and liabilities consisted of the following:

  Deferred tax asset
          Net operating loss carry forwards      $ 408,000
          Valuation allowance                     (408,000)
                                                 ----------
                   Net deferred tax asset            - 0 -


NOTE 9 - CONTINGENCIES AND COMMITMENTS

Subscriptions Receivable

The Company has received common stock subscriptions in the amount of $88,100. The Company is reporting this as part of shareholder's equity. The Company issued stock for services and is periodically expensing these services as the work is performed. It is anticipated that the stock subscriptions will be fully expensed before the end of 2002.

Litigation

On May 29, 2002 the Company entered into a settlement agreement with American Infrared Technologies, Inc. (Canada) whereby the Company would retain the rights to utilize, market, and distribute the technology underlying their license agreement with Canada upon the ownership transfer of the technology to the President of the Company. Canada, in return, will receive $350,000, of which $250,555 was owed to Canada as of December 31, 2001. Canada has agreed to refrain from calling upon any of the Companys customers or disclose any information regarding the Company for a period of six months. Officers of Canada have also agreed to forgive all monies owed to them as of May 29, 2002 as well as return all of their holdings in the Companys stock to the Company.

Payments will be made to Canada through collections on accounts receivable from a specified customer. Collections from the customer will be placed into a designated bank account and distribution will be made in the following manner: 70% to the Company, 30% to Canada. If sufficient collections have not been received to satisfy the $350,000 liability by November 29, 2003, then the Company has the option of paying the unpaid amount at that date or converting this amount into a promissory note bearing interest at 5%, payable in 48 monthly payments.

The Company is a defendant in several lawsuits related to unpaid vendor invoices. The total amount of asserted claims have been included in accounts payable as of December 31, 2001.

Leases

During November 2001, the Company entered into a two-year non-cancelable operating lease for office space. The lease calls for monthly payments of $1,360. The Company was evicted from their previous office space, which called for monthly payments of $3,264 through December 31, 2002, due to non-payment of rent. Rent expense for the period ended June 30, 2002 and December 31, 2001 was $8,160 and $40,528,respectively.

Minimum annual future rent payments through the year ended December 31, 2003 related to the operating lease are $24,480.

NOTE 10 - RELATED PARTY TRANSACTIONS

Mr. Ronald A. Ryan and Mr. Randy A. Moss owners called Versus SMS, Inc. that provides certain duties and services to the Company. As of June 30, 2002, there is $102,395 due to the corporation.

Canada provides the Company with operating advances and inventory and pays expenses on behalf of the Company. At June 30, 2002, the Company owed $379,555 to Canada.

An officer of the Company provides the Company with operating advances and pays expenses on behalf of the Company. At December 31, 2001, the Company owed $103,736to the officer, which is included in due to related parties.

Shareholders of the Company provided professional services to the Company. During 2001, the shareholders earned $38,416, all of which is included in due to related parties.

During 2001, an officer of Canada entered into an agreement to provide consulting services to the Company in exchange for 300,000 shares of common stock. The Company recorded expense of $16,000 related to this agreement in 2001. These shares were valued at their fair market value on the date the Company agreed to issue the shares.


NOTE 11 - GOING CONCERN

The Companys financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which assumes the realization of assets and liquidation of liabilities in the normal course of business. However, the Company's expenses have significantly exceeded its source of revenue. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is managements plan to seek additional capital through the expansion of the business operations to utilize the in-house expertise to develop product/technologies and coordinate manufacturing processes for outside companies as a service, which can contribute to increased revenues while eliminating our need for capital expenditure. Management has also taken measures to significantly reduce expenses.


NOTE 12 - PRIOR PERIOD ADJUSTMENT

For the period ended June 30, 2002 the Company recorded a prior period adjustment of $1,861 due to an error in depreciating some property over 3-years rather than 5-years and in depreciating some property over 5-years rather than 7-years.

NOTE 13 - RECENT PRONOUNCEMENTS

In April 2002, the Financial Accounting Standards Board released SFAS 145 which is to be applied starting with fiscal years beginning after SFAS 145 eliminate SFAS 4 Reporting Gains and Losses from Extinguishments of Debt and thus allows for only those gains or losses on the extinguishments of debt that meet the criteria of extraordinary items to be treated as such in the financial statements. SFAS No. 145 also amends SFAS 13, Accounting for Leases to require sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.
The adoption of SFAS No. 145 had no effect on the Companys reported financial positions, results of operations or cash flows.

In June 2002, the Financial Accounting Standards Board released SFAS 146 which is to be applied starting with fiscal years beginning after December 31, 2002. SFAS 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance set forth in EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The Company will adopt this standard as required on January 1, 2003. Adoption of the standard is not expected to have a material financial statement impact on the Company.

In October 2002, the Financial Accounting Standards Board released SFAS
147 which is to be applied starting with transactions occurring on or after October 1, 2002. SFAS 147 addresses Acquisitions of Certain
Financial Institutions, along with amending previous SFAS issuances.
The provisions of this Statement that relate to the application of the purchase method of accounting applies to all acquisitions of financial institutions, except transactions between two or more mutual enterprises. The provisions of this Statement that relate to the application of Statement 144 apply to certain long-term customer-relationship intangible assets recognized in an acquisition of a financial institution, including those acquired in transactions between mutual enterprises. The Company has adopted this standard as required. Adoption of this standard is not expected to have a material financial statement impact on the Company.

Item 2. Management's Discussion and Plan of Operation

Forward-Looking Statements

This Quarterly Report contains forward-looking statements about American
I R Technolgies, Inc.s business, financial condition and prospects that reflect managements assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our managements assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, ATLIs actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, managements ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict. When used in this Quarterly Report, words such as, believes, expects, intends, plans, anticipates, estimates and similar expressions are intended to identify forward-looking statements, as defined in Section 21E of the Securities Exchange Act of 1934, although there may be certain forward-looking statements not accompanied by such expressions.

The safe harbors of forward-looking statements provided by Section 21E of the Exchange Act are unavailable to issuers of penny stock. As we issued securities at a price below $5.00 per share, our shares are considered penny stock and such safe harbors set forth under the Reform Act are unavailable to us.

Overview

The following discussion and analysis covers material changes in the financial condition of American IR Technologies, Inc. since year end December 31, 2001 and a comparison of the results of operations for the three and six months ended June 30, 2002 to the same period in 2001. This discussion and analysis should be read in conjunction with Management's Discussion and Analysis or Plan of Operation included in our Form 10-KSB for the year ended December 31, 2001.

We are an operating Company. Our principal business objective is to design, manufacture and market consumer electronic products that target the home health and safety, and the quality of life and leisure markets. Initially, we developed and introduced to the market a portable, dedicated-beam, Infra
Red sensor security/monitoring system (Safety Beam(TM)).

Results of Operations

For the three months ended June 30, 2002, generated revenues of $28,970. This represents an increase of $22,278, or 333%, from the year ago period where we generated $6,692 in sales. The increase in sales revenues was due to increased catalog sales. During the six months ended June 30, 2002, we generated $38,198 in revenues, compared to $28,904 for the six months ended June 30, 2001.

Cost of goods sold for the three months ended June 30, 2002 and 2001 were $1,059 and $3,607, respectively. The cost of sales for the three months ended June 30, 2002 is relatively low because we sold inventory during the quarter which was written down due to impairment as of December 31, 2001. As of June 30, 2002, we experienced a gross profit of $27,911, compared to a gross profit of $3,085 for the second quarter of 2001.

We incurred $212,978 in total operating expenses for the three months ended June 30, 2002 compared to $261,353 for the same quarter in 2001.
General and administrative expenses were increased to $146,185 for three months ended June 30, 2002 compared to $131,419 for the same quarter in 2001.
The increase in general and administrative expenses is due to some outside of operational activities due to a lack of working capital. We anticipate continuing in this manner until such time that we receive a major purchase order or sufficient financing to expand operations. Our primary expenses for the three months ended June 30, 2002 were contract salaries of $99,708, rent of $4,356, and telephone of $2,761. After deducting expenses, we incurred an operating loss of $185,067 and $258,268 for the periods ended
June 30, 2002 and 2001, respectively.

During the three months ended June 30, 2002, we incurred other expenses in the aggregate of $71,505, mainly due to a legal settlement in the amount of $100,000, thereby adversely affecting our net income during such same period, resulting in a net loss of $256,572, or $.01 per share. This compares to a loss of $259,079 on revenue of $6,692 for the second quarter of 2001.

Liquidity and Capital Resources

Our capital and liquidity position at June 30, 2002 continued to be poor from the year ended December 31, 2001. Our working capital deficit at June 30, 2002 was $711,491 as compared to $724,081 at December 31, 2001.
This decrease in working capital is largely attributed to the conversion of accrued officers salary into common and preferred stock during the three months ended March 31, 2002.

As at June 30, 2002, we had cash of $2,696 and no current source of capital. We also reported a negative shareholders' equity, which means that our total assets were less than our total liabilities and our shareholders would receive nothing in the event of liquidation. Our current assets of $19,696 are not sufficient to meet our current liabilities of $731,187 at this time.

Our current liabilities of $731,187 consist mainly of accounts payable to our vendors, due to related parties, and notes payable and notes payable to a related party. We believe that our continued existence is dependent on our ability to raise additional capital and to achieve profitable operations.

Our operations used $10,019 of cash during the quarter ended June 30, 2002. This cash was spent primarily on payment of vendor invoices. We also repaid $8,800 in principal on loans from 2001 during the quarter.

During the three months ended June 30, 2002, we relied on cash advances to conserve our remaining cash and sustain operations. For at least the next twelve months we will be reliant on such advances to sustain operations.
In the future, we hope to obtain funding based on sales, although no firm commitments have been made. We believe that the success of any future financings will depend in part on our success in building a business model which is attractive to third parties based on sales to major national retailers.

In addition, in order to become profitable, we may still need to secure additional debt or equity funding. We hope to be able to raise additional funds from an offering of our stock in the future. However, this offering may not occur, or if it occurs, may not raise the required funding. There are no preliminary or definitiveagreements or understandings with any party for such financing.

			PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

None.



ITEM 2.  Changes in Securities and Use of Proceeds

None.


ITEM 3.  Defaults upon Senior Securities

None.


Item 4. Controls and Procedures

Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer (who also effectively serves as the Chief Financial Officer), of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities
Exchange Act of 1934, within the time periods specified in the SECs rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

ITEM 5.  Other Information

None


Item 6. Exhibits

Exhibit 99.1 Certification Pursuant to Section 906 of the Sarbanes -Oxley Act of 2002


Incorporated by reference to the exhibits to the Companys
General Form for Registration of Securities of Small Business
Issuers on Form 10-SB, and amendments thereto, previously filed with the Commission.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.


American I R Technologies, Inc.
(Registrant)

By: /s/ Ron Allen Ryan
Ron Allen Ryan
President



EX-99.1

Certification of Financial Statements


EXHIBIT 99.1

				CERTIFICATIONS


I, Ronald A. Ryan, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of American IR
Technologies, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact, or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial position, results of operations, and cash flows of the issuer as of, and for, the periods presented in this quarterly report.

4.	I am responsible for establishing and maintaining disclosure controls and procedures for the issuer and have:

(i)	Designed such disclosure controls and procedures to ensure that material information relating to the issuer is made known to me, particularly during the period in which the periodic reports are being prepared;

(ii)	Evaluated the effectiveness of the issuers disclosure controls and procedures as of September 30, 2002; and

(iii)	Presented in the report our conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5.	I have disclosed, based on my most recent evaluation, to the issuers auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

(i)	All significant deficiencies in the design or operation of internal controls which could adversely affect the issuers ability to record, process, summarize and report financial data and have identified for the issuers auditors any material weaknesses in internal controls (none were so noted); and

(ii)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuers internal controls (none were so noted); and

6.	I have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 25, 2002

/s/ Ron Allen Ryan
     President and CEO

			  CERTIFICATION PURSUANT TO
			    18 U.S.C. SECTION 1350,
			    AS ADOPTED PURSUANT TO
		SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly report of American I R Technologies, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Ron Allen Ryan, acting in the capacity as the Chief Executive Officer, and R. A. Moss, acting in the capacity of Chief Financial Officer of the Company, certify to the best of our knowledge, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d)
of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Ron Allen Ryan
     Ron Allen Ryan
     Chief Executive Officer
     November 25, 2002


/s/ R. A. Moss
     R. A. Moss
     Chief Financial Officer
     November 25, 2002