Form 10QSB
period 2002-09-30
AMERICAN IR TECHNOLOGIES INC
filed 2002-11-27
CIK 1114098

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

[x] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended September 30, 2002
-----------------------------------------------------------------------------

[ ] Transition Report under Section 13 or 15(d)of the Exchange Act For the Transition Period from ________ to ___________
-----------------------------------------------------------------------------

                         Commission File Number: 000-31663
-----------------------------------------------------------------------------

                         AMERICAN I R TECHNOLOGIES, INC.
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



				(702) 215-6455
        ---------------------------------------------------------
                        Issuer's Telephone Number


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

                   APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 19,984,107


AMERICAN I R TECHNOLOGIES, INC.


Table of Contents
	Page
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.............................3

Balance Sheet............................................4

Statement of Operations..................................5

Statement of Cash Flows..................................6

Notes to Financial Statements............................7

Item 2. Management's Discussion and Plan of Operation...19

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

INDEPENDENT ACCOUNTANTS REVIEW REPORT


To the Board of Directors of
American IR Technologies, Inc.:

We have reviewed the accompanying consolidated balance sheets of American IR Technologies, Inc. as of September 30, 2002, and the related statements of income and accumulated deficit from January 1, 2002 to September 30, 2002, July 1, 2002 to September
30, 2002, and cash flows for the nine months ended September 30, 2002, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of American IR Technologies, Inc. The Financial Statements of American IR Technology, Inc. as of September 30, 2001 and December 31, 2001, were reviewed by other accountants, whose report dated August 2001, stated that they were not aware of any material modifications that should be made to those statements in order for them to be in conformity with generally accepted accounting principles in the United States of America.

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



				CFO Advantage, Inc.


November 20, 2002
Las Vegas, Nevada

			AMERICAN IR TECHNOLOGIES, INC.
				BALANCE SHEET
		   	  AS OF SEPTEMBER 30, 2002
				(UNAUDITED)

ASSETS
					9/30/2002	12/31/2001
CURRENT ASSETS
  Cash				           $9,658	    1,662
  Accounts receivable, net of
      reserve for bad debt	           26,117	    3,379
  Due from officer	                       -	   20,690
  Inventory	                            1,941	       -
    Total current assets	           37,716	   25,731

PROPERTY AND EQUIPMENT, net of
accumulated depreciation	           15,745	   12,973

OTHER ASSETS

  Deposits	                            1,360	    1,360
                                           ------          ------
    Total other assets	                    1,360	    1,360
				        ---------       ---------
TOTAL ASSETS				  $54,821 	  $40,064
					=========	=========

LIABILITIES AND STOCKHOLDERs EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable	                 $105,322	  176,805
  Due to related parties	          542,831	  532,707
  Notes payable	                           24,000	   28,000
  Notes payable related party	            7,500	   12,300
  Payroll liability	                   73,125	       -
  Other current liabilities	           60,751	       -
    Total current liabilities	          813,525	  749,812
				       ----------      ----------

TOTAL LIABILITIES	                  813,525	  749,812

STOCKHOLDERS EQUITY (DEFICIT)

Common stock, $.001 par value,
  20,000,000 shares authorized,
  19,984,107 shares issued and
  outstanding as of September 30,
  2002 and 13,345,787 as of
  December 31, 2001			   19,985	   13,346
Additional paid in capital
  common stock				1,314,040	  818,163

Preferred stock, Class A, 6% cumulative,
  convertible, $.001 par value,
  5,000,000 shares authorized, 1,945,680
  shares issued and outstanding as of
  September 30, 2002 and no shares issued
  and outstanding as of December 31, 2001   1,947	       -
Additional paid in capital
	preferred stock			  247,101	       -
Subscription receivable	                  (29,350)	 (200,156)
Accumulated deficit		       (2,312,427)     (1,341,101)

  Total stockholders equity (deficit)	 (758,704)	 (709,748)
					----------	----------
TOTAL LIABILITIES AND STOCKHOLDERS
    	EQUITY				 $ 54,821	 $ 40,064
					==========	==========

The accompanying independent accountants review report and notes to financial statements should be read in conjunction with this Balance Sheet.

			AMERICAN IR TECHNOLOGIES, INC.
		STATEMENTS OF INCOME AND ACCUMULATED DEFICIT
		   FOR THREE MONTHS AND NINE MONTHS ENDED
			SEPTEMBER 30, 2002 AND 2001
				(UNAUDITED)

					  Unaudited			  Audited
	                  3 months ended	   6 months ended     January 1, 2001
	                   September 30             September 30      to December 31,
	                 2002	     2001	 2002	       2001         2001

REVENUES	       $22,586	   $ 7,361     $60,784	     $76,265	  $71,303
COST OF REVENUES	12,175	    30,260	13,596	      51,773	   91,828

GROSS PROFIT (LOSS)	10,411     (22,899)	47,188	      24,492      (20,525)

EXPENSES:
  General and
    	administrative	75,670     118,914	288,657      382,843      435,563
  Depreciation	           566	     1,334	  1,456	       2,988	    2,885
  Professional fees	32,168      84,230      260,374      292,766      446,218
  Non-cash stock
	compensation	26,607	         -	416,432	          -	       -
		       -------	   -------	-------	     ------- 	  -------
   Total expenses      135,011	   204,478	966,919	     678,597	  884,666

Operating income
  (loss)	      (124,600)	  (227,377)    (919,731)    (654,105)    (905,191)

OTHER INCOME (EXPENSE)
  Interest expense	(1,433)	      (773)	     -	      (1,100)	 (10,536)
  Interest income	    -	         -	  2,304	          -	       -
  Forgiveness of debt	 6,441	         - 	 47,518 	  -	       -
  Legal settlement          -	         -     (100,000)	  -	     725
  Other expenses	    -	        (4)	 (1,153)      (1,080)	 (15,241)
			-------	   -------	-------	     -------	 -------
    Total other income
     	(expense)	 5,008	      (777)	(51,331)      (2,180)    (25,052)
			-------    -------	-------	     -------	 -------

NET INCOME (LOSS)     (119,592)	  (228,154)    (971,062)    (656,285)	(930,243)

ACCUMULATED DEFICT,
beginning of period (2,192,835)	  (839,666)  (1,341,367)    (411,535)	(411,124)

ACCUMULATED DEFICT,
end of period	  $(2,312,427) $(1,067,820) $(2,312,429) $(1,067,820) $(1,341,367)


PER SHARE INFORMATION:

Weighted average number
of shares outstanding
(basic and diluted) 19,984,107   9,414,917    18,652,016   8,238,324   9,196,001

Net income (loss)
per common share
(basic and diluted)  $(0.05)	$(0.02)		$(0.05)	    $(0.08)	$(0.10)


	The accompanying independent accountants review report and notes to
	   financial statements should be read in conjunction with these
		    Statements of Income and Accumulated Deficit.

			AMERICAN IR TECHNOLOGIES, INC.
			  STATEMENTS OF CASH FLOWS
			   FOR NINE MONTHS ENDED
			SEPTEMBER 30, 2002 AND 2001
				(UNAUDITED)


	                                      Nine months ended
					     9/30/2002	  9/30/2001
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income/(Loss) from Operations	     $(971,062)  $(656,285)

  Adjustments to reconcile net income
    to net cash provided:

  Services Received for Stock	               810,314     129,733
  Depreciation Expense			 	 1,456	       -
  (Increase)/Decrease in Accounts Receivable   (22,738)    (31,160)
  (Increase)/Decrease in Inventory		(1,941)        -
  Increase/(Decrease) in Due to
	Related Party			       190,124	   186,285
  Increase/(Decrease) in Payroll Liability	73,125	     1,555
  Increase/(Decrease) in Other Current
	Liabilities				60,747	       -
  Increase/(Decrease) in Accounts Payable     (119,001)     15,226
						-------    -------
    Net cash provided by (used in)
	investing activities			21,024    (354,646)

CASH FLOWS FROM INVESTING ACTIVITIES:
  (Purchase)/Sale of Equipment			(4,228)    (10,554)
						-------   --------
    Net cash provided by (used in)
	investing activities			(4,228)    (10,554)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of Stock				    -	   353,435
  Increase/(Decrease) in Short Term
	Note Payable				(4,000)	       -
  Increase/(Decrease) in Short Term
	Note Payable Related Party		(4,800)        -
					       -------     -------
    Net cash provided by (used in)
      	financing activities			(8,800)	   353,435


Balance as at beginning of period		 1,662	     4,243
Net increase in cash				 7,996	   (11,755)
					       -------     -------
Balance at end of period			$9,658	   $(7,512)

SUPPLEMENTAL INFORMATION:
Interest Paid					$3,737	   $  (326)
Taxes Paid					$  -	   $    -




	The accompanying independent accountants review report and notes to
	   financial statements should be read in conjunction with these
			   Statements of Cash Flows.

		AMERICAN IR TECHNOLOGIES, INC.
		NOTES TO FINANCIAL STATEMENTS
		  AS OF SEPTEMBER 30, 2002
			(UNAUDITED)

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

Preferred shares carry two votes for every one preferred share and have priority in the event of company liquidation. Series A shares have annual dividends of 6% that are payable quarterly. The shares are convertible to common shares on a 1 for 1.6 basis at the holders' option.

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

Depreciation expense was $1,456 and $2,988 for the nine months ended September 30, 2002 and 2001, respectively.

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

Earnings Per Share Calculations

Basic earnings per common share (EPS) is computed by dividing income available to common stockholders by the weighed-average number of common shares outstanding for the period. The weighed-average number of common shares outstanding for computing basic EPS was 9,414,917 and 8,238,324 for the period ended September 30, 2002, and 2001, respectively. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The weighed-average number of common shares outstanding for computing basic EPS was 19,701,115 and 8,238,324 for the period ended September 30, 2002, and 2001, respectively.

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

Advertising

Advertising costs are expensed when incurred. There was no advertising expense for the three months ended September
30, 2002 and the year ended December 31, 2001, respectively.

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


NOTE 3 - SUMMARY OF NON-CASH TRANSACTIONS

During the three month period ended September 30, 2002, vendors forgave $47,518 of debt.

 There were 1,945,680 shares of preferred stock issued on February 8, 2002 for $249,047. This amount was taken as a compensation expense.


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

NOTE 5 - NOTES PAYABLE

Notes payable at September 30, 2002 consists of the following:


10% related party note payable,
principal and accrued interest
delinquent as of the date of the
review report, secured by 500,000
shares of the Company's stock
owned by the President			$7,500

12.5% notes payable, unsecured,
principal and accrued interest
delinquent as of the date of the
review report                           24,000
                                    ----------
				       $31,500



NOTE 6 - STOCKHOLDERS EQUITY

On February 8, 2002, the Company issued 1,945,680 shares of Series A Preferred Stock to two executives. This stock is cumulative, with an annual dividend of 6%, carrying two (2) votes per preferred share. These shares become convertible on July 1, 2002 into 1.6 common shares for every 1 preferred share. They are convertible at the option of the owner.

During 2001, the Company issued 6,210,520 shares of common stock to various consultants

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


NOTE 7 - STOCK WARRANTS AND OPTIONS

There are no options and warrants outstanding as of September 30, 2002.


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


NOTE 9 - CONTINGENCIES AND COMMITMENTS

Subscriptions Receivable

The Company has received common stock subscriptions in the amount of $29,350. The Company is reporting this as part of shareholder's equity. The Company issued stock for services and is periodically expensing these services as the work is performed. It is anticipated that the stock subscriptions will be fully expensed before the end of 2002.

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

Leases

During November 2001, the Company entered into a two-year non-cancelable operating lease for office space. The lease calls for monthly payments of $1,360. The Company was evicted from their previous office space, which called for monthly payments of $3,264 through December 31, 2002, due to non-payment of rent. Rent expense for the period ended September 30, 2002 and December 31, 2001 was $13,274 and $40,528, respectively.

Minimum annual future rent payments through the year ended
December 31, 2003 related to the operating lease are $24,480.

NOTE 10 - RELATED PARTY TRANSACTIONS

Mr. Ronald A. Ryan and Mr. Randy A. Moss owners of a corporation called Versus SMS, Inc. that provides certain duties and services to the Company. As of June 30, 2002, there is $172,645 due to the corporation.

Canada provides the Company with operating advances and inventory and pays expenses on behalf of the Company. At
June 30, 2002, the Company owed $379,555 to Canada.

An officer of the Company provides the Company with operating advances and pays expenses on behalf of the Company. At December 31, 2001, the Company owed $103,736 to the officer, which is included in due to related parties.

Shareholders of the Company have provided professional services to the Company. During 2001, the shareholders have earned $38,416, all of which is included in due to related parties.

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


NOTE 12 - PRIOR PERIOD ADJUSTMENT

For the period ended September 30, 2002 the Company recorded a prior period adjustment of $1,861 due to an error in depreciating some property over 3-years rather than 5-years and in depreciating some property over 5-years rather than 7-years.

NOTE 13 - RECENT PRONOUNCEMENTS

In April 2002, the Financial Accounting Standards Board released SFAS 145 which is to be applied starting with fiscal years beginning after SFAS 145 eliminate SFAS 4 Reporting Gains and Losses from Extinguishments of Debt and thus allows for only those gains or losses on the extinguishments of debt that meet the criteria of extraordinary items to be treated as such in the financial statements. SFAS No. 145 also amends SFAS 13, "Accounting for Leases" to require sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The adoption of SFAS No. 145 had no effect on the Companys reported financial positions, results of operations or cash flows.

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

There may be other risks and circumstances that management may be unable to predict. When used in this Quarterly Report, words such as, "believes," "expects," "intends," "plans," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements, as defined in Section 21E of the Securities Exchange Act of 1934, although there may be certain forward-looking statements not accompanied by such expressions.

The safe harbors of forward-looking statements provided by Section 21E of the Exchange Act are unavailable to issuers of penny stock. As we issued securities at a price below $5.00 per share, our shares are considered penny stock and such safe harbors set forth under the Reform Act are unavailable to us.

Overview

The following discussion and analysis covers material changes in the financial condition of American IR Technologies, Inc. since year end December 31, 2001 and a comparison of the results of operations for the three and nine months ended September 30, 2002 to the same period in 2001. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis or Plan of Operation" included in our Form 10-KSB for the year ended December 31, 2001.

We are an operating Company. Our principal business objective is to design, manufacture and market consumer electronic products that target the home health and safety, and the quality of life and leisure markets. Initially, we developed and introduced to the market a portable, dedicated-beam, Infra Red sensor security/ monitoring system (Safety Beam(TM)).

Results of Operations

For the three months ended September 30, 2002, we generated revenues of $22,586. This represents an increase of $15,225, or 207%, from the year ago period where we generated $7,361 in sales. The increase in sales revenues was due to catalog sales and initial sales of a new technology product...During the nine months ended September 30, 2002, we generated $60,784 in revenues, compared to $76,265 for the nine months ended September 30, 2001.

Cost of goods sold for the three months ended September 30, 2002 and 2001 were $12,175 and $30,260, respectively. The cost of sales for the three months ended September 30, 2002 is comparatively low because we sold inventory during the quarter which was written down due to impairment as of December 31, 2001. As of September 30, 2002, we experienced a gross profit of $10,411, compared to a gross loss of $22,899 for the third quarter of 2001.

We incurred $135,011 in total operating expenses for the three months ended September 30, 2002 compared to $204,478 for the same quarter in 2001. General and administrative expenses were reduced to $75,670 for three months ended September 30, 2002 compared to $118,914 for the same quarter in 2001. The large decrease in general and administrative expenses is due to our scaling down of operational activities due to a lack of working capital. We anticipate continuing in this manner until such time that we receive a major purchase order or sufficient financing to expand operations. Our primary expenses for the three months ended September 30, 2002 were contract salaries of $59,400, rent of $3,070, and telephone of $4,833. After deducting expenses, we incurred an operating loss of $124,600 and $228,154 for the three month periods ended September 30, 2002 and 2001, respectively.

During the three months ended September 30, 2002, we realized other income in the aggregate of $5,008, consisting mainly of forgiveness of debt in the amount of $6,441. Our net loss during such same period was $119,592, or $0.05 per share. This compares to a loss of $228,154 for the third quarter of 2001.

Liquidity and Capital Resources

Our capital and liquidity position at September 30, 2002 improved from the previous quarter ended June 30, 2002 and from the year ended December 31, 2001. Our working capital deficit at September 30, 2002 was $775,809 as compared to $724,081 at December 31, 2001. This decrease in working capital is largely attributed to the conversion of accrued officers salary into common and preferred stock during the three months ended March 31, 2002.

As at September 30, 2002, we had cash on hand of $9,658 and no current source of capital. We also continued to reported a negative shareholders' equity, which means that our total assets were less than our total liabilities and our shareholders would receive nothing in the event of liquidation. Our current assets of $37,716 are still not sufficient to meet our current liabilities of $813,529 at this time.

Our current liabilities consist mainly of accounts payable to our vendors, due to related parties, and notes payable and notes payable to a related party. We believe that our continued existence is dependent on our ability to raise additional capital and to achieve profitable operations.

Our operations used $7,996 of cash during the quarter ended
September 30, 2002. This cash was spent primarily on payment of vendor invoices. We also repaid $8,800 in principal on loans from 2001 during the quarter.

During the three months ended September 30, 2002, we relied on cash advances to conserve our remaining cash and sustain operations. For at least the next twelve months we will be reliant on such advances to sustain operations. In the future, we hope to obtain funding based on sales, although no firm commitments have been made. We believe that the success of any future financings will depend in part on our success in building a business model which is attractive to third parties based on sales to major national retailers.

In addition, in order to become profitable, we may still need to secure additional debt or equity funding. We hope to be able to raise additional funds from an offering of our stock in the future. However, this offering may not occur, or if it occurs, may not raise the required funding. There are no preliminary or definitive agreements or understandings with any party for such financing.

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


American I R Technologies, Inc.
(Registrant)

By: /s/ Ron Allen Ryan
Ron Allen Ryan
President


EX-99.1

Certification of Financial Statements


EXHIBIT 99.1



CERTIFICATIONS

I, Ronald A. Ryan, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB
of American I R Technologies, Inc.;

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


Date:  November 25, 2002

/s/ Ron Allen Ryan
     President and CEO

			CERTIFICATION PURSUANT TO
			18 U.S.C. SECTION 1350,
			AS ADOPTED PURSUANT TO
		SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly report of American IR Technologies, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Ron Allen Ryan, acting in the capacity as the Chief Executive Officer, and R. A. Moss, acting in the capacity of Chief Financial Officer of the Company, certify to the best of our knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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