Form 10KSB
period 2002-12-31
AMERICAN PRODUCT CORP
filed 2004-03-08
CIK 1114098

UNITED STATES SECURITES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-KSB

              [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                            For Fiscal Year Ended
                              December 31, 2002

                          Commission File # 000-31663
                            AMERICAN PRODUCT CORP.
            (Exact name of registrant as specified in its charter)

                                    NEVADA
        (State or other jurisdiction of incorporation or organization)

                                  88-0440536
                     (IRS Employer Identification Number)

          319 Clematis Street, Suite 527, West Palm Beach, FL  33401
              (Address of principal executive offices)(Zip Code)

                                (561) 366-9211
              (Registrant's telephone no., including area code)

  American IR Technologies, Inc., 3450 E. Russell Road, Suite 111, Las Vegas,
                                 Nevada  89120
  (Former name, former address and former fiscal year, if changed since last report)

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


Yes [] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

Revenues for year ended December 31, 2002: $67,781. Aggregate market value of the voting common stock held by non-affiliates of the registrant as of February 23, 2004 was $211,303. Number of shares of the registrant's common stock outstanding as of February 23, 2004 was 76,414,107.

Transitional Small Business Disclosure Format:

      Yes_____ No X

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain of the statements contained herein, which are not historical facts, are forward-looking statements with respect to events, the occurrence of which involve risks and uncertainties. These forward-looking statements may be impacted, either positively or negatively, by various factors. Information concerning potential factors that could affect our company is detailed from time to time in our company's reports filed with the Commission. This Report contains "forward looking statements" relating to our company's current expectations and beliefs. These include statements concerning operations, performance, financial condition, anticipated acquisitions and anticipated growth. For this purpose, any statements contained in this Report or the Form 10-KSB, Forms 10-QSB, Forms 8-K, and the Information Statement referred to herein that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "would", "expect", "believe", "anticipate", "intend", "could", "estimate", or "continue", or the negative or other variation thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, which are beyond our company's control. Should one or more of these risks or uncertainties materialize or should our company's underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

The information in this Report is qualified in its entirety by reference to the entire Report; consequently, this Report must be read in its entirety. Information may not be considered or quoted out of context or without referencing other information contained in this Report necessary to make the information considered, not misleading.
2

                            AMERICAN PRODUCTS CORP.
                             REPORT ON FORM 10-KSB
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                               TABLE OF CONTENTS

                                                                           PAGE
                                    PART I

Item 1.  Description of Business.........................................     1
Item 2.  Description of Property.........................................    13
Item 3.  Legal Proceedings...............................................    13
Item 4.  Submission of Matters to Vote of Security Holders...............    13

                                    PART II

Item 5.  Market for Common Equity and Related Stockholder Matters........    14
Item 6.  Management's Discussion and Analysis............................    14
Item 7.  Financial Statements............................................    17
Item 8.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure........................................    17

                                   PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons....    18
Item 10. Executive Compensation..........................................    19
Item 11. Security Ownership of Certain Beneficial Owners And Management..    20
Item 12. Certain Relationships and Related Transactions..................    21

                                    PART IV

Item 13. Exhibits and Reports on Form 8-K................................    23

Signatures...............................................................    24
3

                                    PART I

ITEM 1. DESCRIPTION OF BUSINESS


GENERAL INFORMATION ABOUT AMERICAN PRODUCT CORP.

American Product Corp. ("American Product" or the "Company") is a Nevada Corporation formed on October 29, 1999 under the name American IR Technology, Inc. On November 18, 2002, the Company changed its name to American Product Corp. The Company is a publicly traded company currently listed on the OTC Pink Sheets under the symbol APRP.

Until October of 2002, American Products manufactured and marketed consumer electronic products that targeted the home health and safety markets. However, sales from these products were not sufficient to enable the company to continue operations. In October 2002, the Company changed its strategy due to poor operating conditions and their operating results coupled with difficulties in raising capital through debt and equity sources. The Company adopted a new strategy during the fourth quarter of 2002 that committed to the disposal of its current business and to seek a merger/acquisition transaction with a Company having better financial resources. As of December 31, 2002, the Company ceased all operating activities and had disposed of most of its assets. The Company currently operates as a development stage company, while formulating a plan to improve its financial position. The Board of Directors adopted a new strategy subsequent to December 31, 2002, which committed the Company to seek a merger/acquisition transaction with a Company having better financial resources.

RISK FACTORS


An investment in the securities of the Company involves extreme risks and the possibility of the loss of a shareholder's entire investment. A prospective investor should evaluate all information discussed in this Report and the risk factors discussed below in relation to his financial circumstances before investing in any securities of the Company.


1. Going Concern Risk


We have had and could have losses, deficits and deficiencies in liquidity, which could impair our ability to continue as a going concern.

In Note # 1 to our consolidated financial statements, our independent auditors have indicated that certain factors raise substantial doubt about our ability to continue as a going concern. Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. During the years ended December 31, 2002 and 2001, the Company reported net losses and negative cash flows from operations as follows:

                                            2002               2001
                                        ------------        ------------
Net loss                                 $327,948            $929,977
Negative cash flows from operations      $275,266            $904,925

The Company's continuing negative operating results have resulted in net losses of approximately $1,669,049 from the period of October 29, 1999 (inception) through December 31, 2002. Additionally, the Company has ceased its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company's long-term viability as a going concern involves a high degree of risk.

         1. No Current Relevant Operating History. The Company has no current relevant operating history, revenues from operations, or assets. The Company faces all of the risks of a new business and those risks specifically inherent in the investigation, acquisition, or involvement in a new business opportunity. Purchase of any securities of the Company must be regarded as placing funds at a high risk in a new or "start-up" venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject.

         2. No Assurance of Success or Profitability. There is no assurance that the Company will acquire a favorable business opportunity. In addition, even if the Company becomes involved in a business opportunity, there is no assurance that it will generate revenues or profits, or that the market price of the Company's Common Stock will be increased thereby.

         3. Type of Business Acquired. The type of business to be acquired may be one that desires to avoid effecting a public offering and the accompanying expense, delays, and federal and state requirements which purport to protect investors. Because of the Company's limited capital, it is more likely than not that any acquisition by the Company will involve other parties whose primary interest is the acquisition of a publicly traded company. Moreover, any business opportunity acquired may be currently unprofitable or present other negative factors.

         4. Lack of Diversification. Because of the limited financial resources of the Company, it is unlikely that the Company will be able to diversify its acquisitions or operations. The Company's probable inability to diversify its activities into more than one area will subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company's operations.

         5. Regulations. An acquisition made by the Company may be of a business that is subject to regulation or licensing by federal, state, or local authorities. Compliance with such regulations and licensing can be expected to be a time-consuming, expensive process and may limit other investment opportunities of the Company.

         6. Conflicts of Interest. Certain conflicts of interest exist between the Company and its executive officers and directors. Each of them has other business interests to which they devote their primary attention, and they may be expected to continue to do so although management time should be devoted to the business of the Company. As a result, conflicts of interest may arise that can be resolved only through their exercise of such judgment as is consistent with their fiduciary duties to the Company.

         7. Indemnification of Officers and Directors. The Company's Articles of Incorporation provide for the indemnification of its directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of the Company. The Company may also bear the expenses of such litigation for any of its directors, officers, employees, or agents, upon such person's promise to repay the Company; thus, if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by the Company that it will be unable to recoup.

         8. Dependence upon Outside Advisors. To supplement the business experience of management, the Company may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. The selection of any such advisors will be made by management without any input from shareholders. Furthermore, it is anticipated that such persons may be engaged on an "as needed" basis without a continuing fiduciary or other obligation to the Company.

         9. Need for Additional Financing. The Company's funds will not be adequate to take advantage of any available business opportunities. Even if the Company were to obtain sufficient funds to acquire an interest in a business opportunity, it may not have sufficient capital to exploit the opportunity. The ultimate success of the Company will depend upon its ability to raise additional capital or find an acquisition candidate or merger candidate. If no funds or acquisition or merger candidate is available, the Company's operations will be limited to those that can be financed with its modest capital or the Company will cease all operations.

         10.Competition.    The  search  for  potentially  profitable  business
            opportunities is intensely competitive. The Company expects to be at a disadvantage when competing with many firms that have substantially greater financial and management resources and capabilities than the Company. These competitive conditions will exist in any industry in which the Company may become interested.

         11.No Foreseeable Dividends. The Company has not paid dividends on its Common Stock and does not anticipate paying such dividends in the foreseeable future.

         12.Loss of  Control  by  Present  Management  and  Shareholders.   The
            Company may consider an acquisition in which the Company would issue as consideration for the business opportunity to be acquired an amount of the Company's authorized but unissued Common Stock that would, upon issuance, constitute as much as 95% of the voting power and equity of the Company. The result of such an acquisition would be that the acquired company's stockholders and management would control the Company, and the Company's management could be replaced by persons unknown at this time. Such a merger could leave investors in the securities of the Company with a greatly reduced percentage of ownership of the Company. Management could sell its control block of stock at a premium price to the acquired company's stockholders, although management has no plans to do so.

         13.Dilutive Effects of  Issuing Additional Common Stock.  The majority of the Company's authorized but unissued Common Stock remains unissued. The board of directors of the Company has authority to issue such unissued shares without the consent or vote of the shareholders of the Company. The issuance of these shares may further dilute the interests of investors in the securities of the Company and will reduce their proportionate ownership and voting power in the Company. See "Series B Common Shares Authorized," below.

         14.Thinly-traded Public Market.   There  currently  is  only  a thinly
            traded or virtually inactive public market for the securities of the Company, and no assurance can be given that a more active market will develop or that an investor will be able to liquidate his investment without considerable delay, if at all. If a more active market should develop, the price may be highly volatile. Factors such as those discussed in this "Risk Factors" section may have a significant impact upon the market price of the securities of the Company. Owing to what may be expected to be the low price of the securities, many brokerage firms may not be willing to effect transactions in the securities. Even if an investor finds a broker willing to effect a transaction in these securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such securities as collateral for any loans.


RECENT FINANCING AND SALE OF UNREGISTERED SECURITIES
None.

EMPLOYEES


As of December 31, 2002, American Product has 2 full-time employees, including executive officers, non- executive officers, secretarial and clerical personnel and field personnel.


ITEM 2. DESCRIPTION OF PROPERTY

As of December 31, 2002, the address for the corporate offices at 3450 E. Russell Road, Suite 111, Las Vegas, Nevada 89120. We lease this space at no charge.


ITEM 3. LEGAL PROCEEDINGS


The Company incurred substantial debt in their attempt to manufacture and market consumer electronic products. Several of the creditors have filed suit and two default judgments have been filed. These claims total $55,401.99 plus interest and attorneys' fees.


Alt, Inc. sued American IR Technologies, Inc. on December 19, 2001, Case No. A444128, ALT, Inc. vs. American IR Technologies, Inc. in the District Court of Clark County, Nevada, 8th Judicial District. A default judgment was entered against American IR Technologies in the amount of $21,542 plus penalties, fees and interest on April 9, 2002.


Netcore Technologies filed a complaint for damages against American IR Technologies, Inc. on April 5, 2002, Case No. 020-004921 001, Netcore Technologies. vs. American IR Technologies, Inc in the Justice Court, Las Vegas Township, Clark County, Nevada, 8th Judicial District. Netcore Technologies claims total $5,440.80 plus interest and reasonable attorneys fees.


Stephen A. Zrenda, Jr., P.C. filed a petition against American IR Technologies, Inc. on January 29, 2002, Case No. CJ-2002-848, Stephen A. Zrenda, Jr., P.C. vs. American IR Technologies, Inc and Ronald A. Ryan in the District Court, Oklahoma County, Oklahoma. Stephen A. Zrenda, Jr. P.C. claims total $5,602.42 as well as any accrued or accruing interest, court costs attorneys' fees and expenses.


High Impact Television, Inc. sued American IR Technologies, Inc. on December 24, 2001, Case No. 01 HL 02183, High Impact Television. vs. American IR Technologies, Inc. and Does 1 through 10, inclusive in the Superior Court, Orange County, California. A default judgment was entered against American IR Technologies in the amount of $13,191.80 on February 6, 2002.


Today's Staffing, Inc. sued American IR Technologies, Inc. on December 28, 2001, Case No. A444405, Today's Staffing, Inc. vs. American IR Technologies, Inc. in the District Court of Clark County, Nevada, 8th Judicial District. Today's Staffing claims total $10,526.80 plus interest through the filing of $875.67 plus attorneys' fees in the amount of $3,500.00


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS





On   October   29,  2002,  the  Company  mailed  an  Information  Statement  to shareholders of record at the close of business on October 29, 2002 effecting the following changes:


1. Amend the Company's Articles of Incorporation to increase the number of shares of authorized common stock from 20,000,000 shares par value $0.001 per share, to 150,000,000 shares and preferred stock from 5,000,000 shares, par value, to 30,000,000 shares; and


2. Vote to change the name of the company from American IR Technologies, Inc. to American Product Corporation.


Votes representing 8,113,208 of common stock and 1,945,680 shares of Series A preferred stock voted to approve these changes. There were 19,984,107 common shares and 1,945,680 Series A preferred stock outstanding as of the record date of October 29, 2002. These changes became effective on November 18, 2002.





                                    PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS





As of December 31, 2002, American Product had 25,414,107 shares of common stock and had approximately 60 certificate stockholders of record.


The following table sets forth certain information as to the high and low bid quotations quoted on the OTC Bulletin Board for 2001 and 2002. Information with respect to over-the-counter bid quotations represents prices between dealers, does not include retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

The Company's common stock, par value $0.001 per share (the "Common Stock"), is traded on the Over the Counter Bulletin Board ("OTCBB") under the symbol "APRP".

There was active trading market for the Common Stock in the year 2001. The Company's Common Stock commenced trading on January 5, 2001.

                                    Period           High              Low
                                    --------         ------            -----
                                    2001

First Quarter                                        0.875              0.100
Second Quarter                                       0.430              0.065
Third Quarter                                        0.150              0.030
Fourth Quarter                                       0.220              0.031

                                    2002

First Quarter                                        0.120              0.030
Second Quarter                                       0.040              0.010
Third Quarter                                        0.031              0.010
Fourth Quarter                                       0.030              0.010

                                    2003

First Quarter                                        0.020              0.007
Second Quarter                                       0.007              0.004
Third Quarter                                        0.025              0.004
Fourth Quarter                                       0.010              0.010


Our common stock is now reported on the "pink sheets." The bid price of our common stock was $.008 per share on February 23, 2004.

SECURITIES  AUTHORIZED  FOR  ISSUANCE  UNDER  EQUITY  COMPENSATION  PLANS

             Number of Securities to be issued 	   Weighted-	Number of Securities remaining
             upon exercise of outstanding          average	available for future issuance
             options, warrants and rights          price of	under equity compensation plans
                                                   outstanding	(excluding securities reflected
                                                   options	in column (a))
                                                   warrants
                                                   and rights
             		(a)                        (b)         		(c)
Equity       		-0-			   -0-         		-0-
compensation
plans
approved by
security
holders

Equity       		-0-                        -0-         		-0-
compensation
plans not
approved by
security
holders

TOTAL        		-0-                        -0-         		-0-



OUR TRANSFER AGENT AS OF DECEMBER 31, 2002 IS:

                         Pacific Stock Transfer Co.,
                      500 E. Warm Springs Road, Suite 240
                              Las Vegas, NV 89119

DIVIDENDS


We presently intend to retain future earnings to support our growth. The Company has not paid cash dividends on its common stock and does not intend to pay any cash dividend in the foreseeable future. Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available, our earnings; financial condition; capital requirements; and other factors which our Board of Directors deems relevant.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following is a discussion of our financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with our Consolidated Financial Statements and the notes thereto included elsewhere in this Form 10-KSB.


SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements under "Description of Business," "Risk Factors," "Management's Discussion and Analysis or Plan of Operation," and elsewhere in this Report and in the Company's periodic filings with the Securities and Exchange Commission constitute forward-looking statements. These statements involve known and unknown risks, significant uncertainties and other factors what may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward- looking statements. Such factors include, among other things, those listed under "Risk Factors" and elsewhere in this Report.

In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "intends," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology.

The forward-looking statements herein are based on current expectations that involve a number of risks and uncertainties. Such forward-looking statements are based on assumptions that the Company will obtain or have access to adequate financing for each successive phase of its growth, that there will be no material adverse competitive or technological change in condition of the Company's business, that the Company's President and other significant employees will remain employed as such by the Company, and that there will be no material adverse change in the Company's operations, business or governmental regulation affecting the Company. The foregoing assumptions are based on judgments with respect to, among other things, further economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the Company's control.

Although management believes that the expectations reflected in the forward-looking statements are reasonable, management cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither management nor any other persons assumes responsibility for the accuracy and completeness of such statements.

GENERAL

American Product Corp. ("American Product" or the "Company") is a Nevada Corporation formed on October 29, 1999 under the name American IR Technology, Inc. On November 18, 2002, the Company changed its name to American Product Corp. The Company is a publicly trade company currently listed on the OTC Pink Sheets under the symbol APRP.

Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. During the year ended December 31, 2002 and 2001, the Company reported net losses of $327,948 and $929,977 respectively and has ceased all operations.

Until October of 2002, American Products manufactured and marketed consumer electronic products that targeted the home health and safety markets. However, sales from these products were not sufficient to enable the company to continue operations and the company ceased manufacturing and marketing consumer electronic products in October 2002 and currently operates as a development stage company.

RESULTS OF OPERATIONS

In the October of 2002, the Company recognized that expenses significantly exceeded the revenue being derived from the sale of the product.

Therefore, management reached a determination that it would not be feasible for the Company to develop, manufacture and market electronic products that targeted the home health and safety markets. Upon reaching that determination, management adopted the new business plan summarized under "Plan of Operations," below

Currently, there are no assets in the company. In the fourth quarter of 2002, the office was closed and the furniture and equipment reflected on the September 30, 2002 balance sheet were utilized by the former landlord to satisfy the Company's rent obligation. All operations ceased and all inventory and other assets were sold or otherwise utilized to satisfy obligations of the Company. However, the liquid assets of the Company were not sufficient to pay many of the creditors and as a result several of the creditors have filed suit and two default judgments have been filed. These claims total $55,401.99 plus interest and attorneys' fees. See Item 3 - Legal Proceedings. As part of the effort to satisfy the obligations of the Company, officers of the company returned the Series A Preferred Stock that they had received on February 8, 2002 and cancelled all obligations of the company to the officers, including accrued salary and notes payables.

PLAN OF OPERATIONS

Management intends to seek out and pursue a business combination with one or more existing private business enterprises that might have a desire to take advantage of the Company's status as a public corporation. Management does not intend to target any particular industry but, rather, intends to judge any opportunity on its individual merits. See "Item 1. Description of Business - Risk Factors"

LIQUIDITY AND CAPITAL RESOURCES

The company is currently not liquid and has no capital in which to continue operations. The Company is currently a development stage company. There can be no assurance that any of the plans developed by the Company will produce cash flows sufficient to ensure its long-term viability.


2004 OUTLOOK


Management intends to seek out and pursue a business combination with one or more existing private business enterprises that might have a desire to take advantage of the Company's status as a public corporation. Management does not intend to target any particular industry but, rather, intends to judge any opportunity on its individual merits. See "Item 1. Description of Business - Risk Factors"


EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         (a) Evaluation of disclosure controls and procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, has concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to our consolidated subsidiaries and us would be made known to him by others within those entities.

         (b) Changes in internal controls. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

ITEM 7. FINANCIAL STATEMENTS

The financial statements of the company are set forth beginning on page F-1.

























                         AMERICAN PRODUCT CORPORATION

                             FINANCIAL STATEMENTS

                          DECEMBER 31, 2002 AND 2001

       (With Report of Independent Certified Public Accountants Thereon)

                               TABLE OF CONTENTS


                                                            PAGE NO.

Report of Independent Certified Public Accountants              1

Financial statements

   Balance sheet                                                2

   Statements of operations                                     3

   Statement of stockholders' deficit                           4

   Statements of cash flows                                     6

   Notes to financial statements                                7

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
American Product Corporation
(Formally known as American IR Technologies, Inc.)
Las Vegas, NV:

We have audited the accompanying consolidated balance sheets of American Product Corporation as of December 31, 2002, and the related statements of income and accumulated deficit from January 1, 2002 to December 31, 2002, and cash flows for the twelve months ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The Financial Statements of American IR Technology, Inc. as of December 31, 2001, was audited by other accountants, whose report dated June 14, 2002, stated that they were not aware of any material modifications that should be made to those statements in order for them to be in conformity with generally accepted accounting principles in the United States of America.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the financial position of American Product Corporation as of December 31, 2002 and 2001, and the results of its activities and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered losses from operations, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


CFO Advantage, Inc.
March 3, 2003
Las Vegas, Nevada




                                  ASSETS
                                                               	 12/31/02    12/31/01
CURRENT ASSETS							---------   ---------
   Cash                                                         $	-       1,662
   Accounts receivable, net of reserve for bad debt                     -       3,379
   Due from officer                                                     -      20,690
   Inventory                                                            -           -
								---------   ---------
      Total current assets                                              -      25,731
								---------   ---------
PROPERTY AND EQUIPMENT, net of accumulated depreciation                 -      12,973

OTHER ASSETS
   Deposits                                                             -       1,360
								---------   ---------
      Total other assets                                                -       1,360

TOTAL ASSETS                                                    $	-    $ 40,064
								=========   =========
              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable                                             $ 278,378     176,805
   Due to related parties                                               -     532,707
   Notes payable                                                        -      28,000
   Notes payable - related party                                        -      12,300
   Payroll liability                                                    -           -
   Other current liabilities                                       56,647           -
								---------   ---------
      Total current liabilities                                   335,025     749,812
								---------   ---------
TOTAL LIABILITIES                                                 335,025     749,812

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $0.001 par value, 20,000,000 shares
  authorized, 20,414,107 shares issued and outstanding as of
  December 31, 2002 and 13,345,787 as of December 31, 2001         20,414      13,346
Additional paid in capital - common stock                       1,313,610     818,163
Preferred stock, Class A, 6%, cumulative, convertible, $0.001 par value, 5,000,000 shares authorized, no shares
  issued and outstanding as of December 31, 2002 and
  no shares issued and outstanding as of December 31, 2001              -           -
Additional paid in capital - preferred stock                            -           -
Subscription receivable                                                 -   (200,156)
Accumulated deficit                                           (1,669,049) (1,341,101)
								---------   ---------
      Total stockholders' equity (deficit)                      (335,025)   (709,748)
								---------   ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $     (0)   $  40,064
								=========   =========




                                                               Audited
					     --------------------------------------------
                                              January 1, 2002  		January 1, 2001
                                                      to               		to
                                             December 31, 2002		December 31, 2001
					     -----------------		-----------------
REVENUES                                      	$	67,781             $	   71,303
COST OF REVENUES                                        13,596           	   91,828
						--------------		   ---------------
GROSS PROFIT (LOSS)                                     54,185         		 (20,525)
						--------------		   ---------------
EXPENSES:
   General and administrative                          149,557          	  435,297
   Depreciation                                          1,811            	    2,885
   Professional fees                                   358,754          	  446,218
   Non-cash stock compensation                       (180,670)                		-
						--------------		   --------------
      Total expenses                                   329,451          	  884,400
						--------------		   --------------
Operating income (loss)                              (275,266)        		(904,925)
						--------------		   --------------
OTHER INCOME (EXPENSE)
   Other income                                          6,441                		-
   Interest expense                                        (1)         		 (10,536)
   Interest income                                         954		                -
   Forgiveness of debt                                  41,077		                -
   Legal settlement                                  (100,000)		              725
   Other expenses                                      (1,153)         		 (15,241)
						--------------		   --------------
      Total other income (expense)                    (52,682) 		         (25,052)
						--------------		   --------------
NET INCOME (LOSS)                                    (327,948)        		(929,977)

ACCUMULATED DEFICIT, beginning of period           (1,341,101)        		(411,124)
						--------------		   --------------
ACCUMULATED DEFICIT, end of period              $  (1,669,049)      	      (1,341,101)
						==============		   ==============

PER SHARE INFORMATION:

Weighted average number of shares outstanding
    (basic)                                         19,024,296        		9,196,001
						==============		   ==============
Net income (loss) per common share (basic)      $	(0.02)             $	   (0.10)
						==============		   ==============
Weighted average number of shares outstanding
    (diluted)                                       19,024,296        		9,196,001
						==============		   ==============
Net income (loss) per common share (diluted)    $	(0.02)             $	   (0.10)
						==============		   ==============




				Common  Common  Preferred       Preferred      APIC         Additional
				Stock    Stock  Stock Shares 	Stock     	Preferred    Paid-in     Subscribed         Income         Total
				Shares  Amount  Series A	Series A       Stock        Capital          Stock      (Deficit)        Equity

Balances
December 31,2000 	     7,135,267    $  7,135	      -   $	  -     $      -    $  242,918     $ (44,134)   $  (411,535)	$ (205,616)

Issuance of common
stock for services	     6,210,520       6,211            -     	  -            -       563,245  	   -              -        569,456

Deferred compensation
recognized            	 	     -           -            -           -            -          	      44,134	      	  -         44,134

Deferred compensation
other assets			     -		 -	      -		  -	       -             -      (200,156)       	  -       (200,156)

Issuance for
stock warrant			     - 		 -	      -		  -	       -        12,000              -             -         12,000

Net profit(loss) of
year ended Dec 31,2001 													    (931,693)     (931,693)
			--------------	  ---------	---------  ---------	---------    ----------     ----------   ------------   -----------
Balance at
December 31,2001    	   13,345,787 	   $13,347	      -   $	  -     $	-    $  818,163     $(200,156)   $(1,343,228)    $(711,874)

Deferred compensation
recognized             		    - 	         -    	      -           - 		-             -       170,806	      	  -        170,806

Issuance of common
stock for services	    7,068,320	     7,068	      -		  -		-	507,447		    -             -        514,515

Issuance of
preferred shares		    -		 -    1,945,680	      1,946	  247,101	      -		    -		  -	   249,047

Cancellation of
preferred shares   	            -		 -   (1,945,680)     (1,946)     (247,101)   	      -	       	    -	      	  -	  (249,047)

Prior period
adjustment 			    -       	 -            -           -      	-             -             -          2,127         2,127

Deferred compensation
recognized 		            -     	 -            -           -             -             -       147,448     	  -        147,448

Cancellation
of stock warrant		    -		 -	      -		  -             -      (12,000)             -             -        (12,000)

Deferred compensation
recognized			    -		 -	      -		  -		-	      -      (118,098)            -       (118,098)

Net profit (loss) for
quarter ended
December 31, 2002		    -     	 -     	      -           -             -             -             -      (327,948)      (327,948)

			-------------	  ---------   -----------    --------      --------    ----------    ----------  ------------   -----------
Balance at
December 31,2002	   20,414,107	 $  20,414	      -     $   -     	$	-    $1,313,610    $	    -  	$(1,669,049)   $ ( 335,025)
			=============     =========   ===========    ========     ========    ==========     ==========  ============   ===========




                                                       		          Twelve Months Ended
								      ---------------------------
 	                                              		      12/31/02  	 12/31/01
								      --------		 --------
CASH FLOWS FROM
OPERATING ACTIVITIES:
 Net Income / (Loss) from Operations				$    (327,948)     $	(929,977)
 Adjustments to reconcile net income
  to net cash provided
 Services Received for Stock 	                 		       200,156 		  410,911
 Depreciation Expense                       		             	 1,811		    2,885
 Issuance of Stock Warrant		                               	     -		   12,000
 (Increase) / Decrease in Accounts Receivable            	 	 3,379		  (2,292)
 (Increase) / Decrease in Inventory                        	     	     -			-
 (Increase) / Decrease in Due from Officers            	 		20,690		 	-
 (Increase) / Decrease in Other Assets                  	 	 1,360		  (1,360)
 Increase / (Decrease) in Due to Related Party		     	     (532,707)		  446,858
 Increase / (Decrease) in Payroll Liability    	        	  	     -		    1,555
 Increase / (Decrease) in Other Current Liabilities                	56,647	 	 (14,748)
 Increase / (Decrease) in Accounts Payable		               101,573		   41,646
								--------------	   --------------
 Net cash provided by (used in) operating activities	      	     (475,039)  	 (32,522)
								--------------	   --------------
CASH FLOWS FROM
INVESTING ACTIVITIES:
(Purchase)/Sale of Equipment                                            11,162		 (10,359)
								--------------	   --------------
  Net cash provided by (used in) investing activities         		11,162  	 (10,359)
								--------------	   --------------
CASH FLOWS FROM
FINANCING ACTIVITIES:
 Issuance of Stock                                                     502,515		        -
 Increase/(Decrease) in Short Term Notes Payable                      (28,000)		   28,000
 Increase/(Decrease) in Short Term Notes Payable - Related Party      (12,300)		   12,300
								--------------	   --------------
Net cash provided by (used in) financing activities		       462,215		   40,300
								--------------	   --------------
Balance as at beginning of period                                        1,662		    4,243
Net increase (decrease) in cash                                        (1,662)		  (2,581)
								--------------	   --------------
Balance at end of period                                        $	   (0)     $	    1,662
								==============	   ==============

SUPPLEMENTAL INFORMATION:
Interest Paid                                                   $	   (1)     $	  (1,836)
Taxes Paid                                                      $	     -     $		-

                         AMERICAN PRODUCT CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS





1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

   Description of business and history - American Product Corporation, formally known as American IR Technologies, Inc., (the Company) was incorporated in the State of Nevada on October 29, 1999. On November 18, 2002, the Company changed its name to American Product Corp. The Company is a publicly trade company currently listed on the OTC Pink Sheets under the symbol APRP. The principal business objective of the Company is to design and market consumer electronics that utilize infrared technology.

   The Company was in the development stage from its inception on October 29, 1999 through December 31, 2000. The Company commenced operations on January 1, 2001.

   The  Company has  previously  entered  into  a  license  agreement  with  an affiliate, American Infrared Technologies, Inc. (Canada), a Canadian corporation, for exclusive rights to their procedures, practices, and intellectual property. This agreement is the sole source of product development for the Company. On May 29, 2002, the company entered into a settlement with Canada regarding the license agreement (See Note 3).

   Until October of 2002, American Products manufactured and marketed consumer electronic products that targeted the home health and safety markets. However, sales from these products were not sufficient to enable the company to continue operations. In October 2002, the Company changed its strategy due to poor operating conditions and their operating results coupled with difficulties in raising capital through debt and equity sources. The Company adopted a new strategy during the fourth quarter of 2002 that committed to the disposal of its current business and to seek a merger/acquisition transaction with a Company having better financial resources. As of December 31, 2002, the Company ceased all operating activities and has disposed of most of its assets. The Company currently operates as a development stage company, while formulating a plan to improve it financial position.

   Going concern - The Company incurred net losses of approximately $1,669,049 from the period of October 29, 1999 (Date of Inception) through December 31, 2002 and has ceased its operations, thus, is classified as a development stage company, raising substantial doubt about the Company's ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

   The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

   Basis of accounting - The Company's policy is to prepare the financial statements on the accrual basis of accounting.

   Year end - The Company's year end is December 31.

   Cash and cash equivalents - Cash and cash equivalents consist of highly liquid investments with maturities of three months or less when purchased.

   Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.


1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT POLICIES (continued)

   Property and equipment and rental properties - Property and equipment and rental properties are stated at cost less accumulated depreciation. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets, which are generally 3 to 27 years. The amounts of depreciation provided are sufficient to charge the cost of the related assets to operations over their estimated useful lives. The cost of repairs and maintenance is charged to expense as incurred. Expenditures for property betterments and renewals are capitalized. Upon sale or other disposition of a depreciable property, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income.

   The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability. As of 12/31/02 the company has $0 in assets.

   Intangible Assets - Under guidance of SFAS 142, Net assets of companies acquired in purchase transactions are recorded at fair value at the date of acquisition, as such, the historical cost basis of individual assets and liabilities are adjusted to reflect their fair value. Identified intangibles are amortized on an accelerated or straight-line basis over the period benefited. Goodwill is not amortized, but is reviewed for potential impairment on an annual basis at the reporting unit level. The impairment test is performed in two phases. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, an additional procedure must be performed. That additional procedure compares the implied fair value of the reporting unit's goodwill (as defined in SFAS 142) with the carrying amount of that goodwill. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value.

   Other  intangible  assets  are  evaluated  for  impairment   if  events  and
   circumstances indicate a possible impairment. Such evaluation of other intangible assets is based on undiscounted cash flow projections.

   Income taxes - The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

   As of December 31, 2002, the Company has not filed a tax return with the Internal Revenue Service since 2000. Management feels the Company will have a net operating loss carryover to be used for future years. Such losses may not be fully deductible due to the significant amounts of non-cash service costs. The Company has established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

   Inventory Valuation - Inventories are stated at the lower of cost or market, cost being determined on the first in, first out (FIFO) basis.

   Net loss per common share - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is antidilutive. For the years ended December 31, 2002 and 2001, no options and warrants were excluded from the computation of diluted earnings per share because their effect would be antidilutive.

   Comprehensive income (loss) - The Company has no components of other comprehensive loss. Accordingly, net loss equals comprehensive loss for all periods.

   Revenue recognition - The Company has no revenues to date from its operations.

   Warranty - The Company sells the majority of its product with a limited repair and replacement warranty. The accompanying financial statements do not include a provision for estimated warranty claims based on the Company's experience that no material claims have been made.

   Research and Development- The Company expenses its research and development in the periods incurred.

   Advertising costs - The Company recognizes advertising expenses in accordance with Statement of Position 93-7 "Reporting on Advertising Costs." Accordingly, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the costs of communicating advertisements in the period in which the advertising space or airtime is used. The Company has recorded no significant advertising costs for the years ended December 31, 2002 and 2001.

   Stock-based compensation - The Company applies Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and
   Related Interpretations, in accounting for stock options issued to employees. Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of the grant exceeds exercise price of the stock option. For stock options and warrants issued to non-employees, the Company applies SFAS No. 123, Accounting for Stock-Based Compensation, which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes option pricing model.

   Dividend Policy - The Company has not yet adopted any policy regarding payment of dividends. The Company has authorized 1,945,680 shares of preferred stock with a par value of $0.001.

   Preferred shares carry two votes for every one preferred share and have priority in the event of company liquidation. Series A shares have annual dividends of 6% that are payable quarterly. The shares are convertible to common shares on a 1 for 1.6 basis at the holders' option.

   New accounting pronouncements - In September 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 143, Asset Retirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement will be effective for the Company's fiscal year ending 2003. Management does not expect the adoption of this standard to have a material impact on the Company's financial statements.

   In April 2002, the FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendments of FASB Statement No. 13, and Technical Corrections . The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.


1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT POLICIES (continued)

   New accounting pronouncements (continued)

   In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated With Exit or Disposal Activities. This statement requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred versus the date the Company commits to an exit plan. In addition, this statement states the liability should be initially measured at fair value. The statement is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

   In January 2003, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. This statement provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, this statement also amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in the financial statements about the effects of stock-based compensation. Because the Company continues to account for employee stock-based compensation under APB Opinion No. 25, the transitional guidance of SFAS No. 148 has no effect on the financial statements at this time.

   In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 ("FIN No. 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of SFAS No. 5, 57, and 107 and rescission of FASB Interpretation No. 34, was issued. FIN No. 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The adoption of the provisions of FIN No. 45 did not have a material impact on the Company's results of operations, financial position or cash flows.

   In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. This interpretation establishes standards for identifying a variable interest entity and for determining under what circumstances a variable interest entity should be consolidated with its primary beneficiary. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Interpretation No. 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

2. STOCKHOLDER'S EQUITY

   On February 8, 2002, the Company issued 1,945,680 shares of Series A Preferred Stock to two executives. This stock is cumulative, with an annual dividend of 6%, carrying two (2) votes per preferred share. These shares become convertible on July 1, 2002 into 1.6 common shares for every 1 preferred share. They are convertible at the option of the owner. As of December 17, 2003, the series A preferred stock has been cancelled by the Company.

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

2. STOCKHOLDER'S EQUITY (CONTINUED)

   During 2001, the Company issued 6,210,520 shares of its common stock in exchange for services valued at $569,456. These shares were valued at their fair market value on the date the Company agreed to issue the shares. As of December 31, 2001 the Company had recorded $200,156 as deferred compensation for services to be received during 2002.

   During 2002, the Company issued 11,068,320 shares of common stock to various consultants. On December 8, 2003, the Company cancelled 5,000,000 shares of the common stock issued during the year ended 2002. An additional 4,578,000 shares of common stock were cancelled on December 17, 2003.

   On December 8, 2003, the Company issued 50,000,000 shares in exchange for 100% of the ownership interest of a private company. The company plans to file the financials and additional information related to this acquisition shortly after filing the 2002 10-KSB.

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

   The Company does not intend to assign a value to the technology received from Canada because there appears to be no discernable value. See Note 9 ("Contingencies and Commitments") regarding the company's litigation related to the license agreement.

4. STOCK OPTIONS

   There are no stock options or warrants as of  December 31, 2002 and 2001.

5. LITIGATION

   The Company incurred substantial debt in their attempt to manufacture and market consumer electronic products. Several of the creditors have filed suit and two default judgments have been filed These claims total $55,401.99 plus interest and attorneys' fees.

   Alt, Inc. sued American IR Technologies, Inc. on December 19, 2001, Case No. A444128, ALT, Inc. vs. American IR Technologies, Inc. in the District Court of Clark County, Nevada, 8th Judicial District. A default judgment was entered against American IR Technologies in the amount of $21,542 plus penalties, fees and interest on April 9, 2002.

   Netcore Technologies filed a complaint for damages against American IR Technologies, Inc. on April 5, 2002, Case No. 020-004921 001, Netcore Technologies. vs. American IR Technologies, Inc in the Justice Court, Las Vegas Township, Clark County, Nevada, 8th Judicial District. Netcore Technologies claims total $5,440.80 plus interest and reasonable attorneys fees.

   Stephen A. Zrenda, Jr., P.C. filed a petition against American IR Technologies, Inc. on January 29, 2002, Case No. CJ-2002-848, Stephen A. Zrenda, Jr., P.C. vs. American IR Technologies, Inc and Ronald A. Ryan in the District Court, Oklahoma County, Oklahoma. Stephen A. Zrenda, Jr. P.C. claims total $5,602.42 as well as any accrued or accruing interest, court costs attorneys' fees and expenses.

5. LITIGATION (CONTINUED)

   High Impact Television, Inc. sued American IR Technologies, Inc. on December 24, 2001, Case No. 01 HL 02183, High Impact Television. vs. American IR Technologies, Inc. and Does 1 through 10, inclusive in the Superior Court, Orange County, California. A default judgment was entered against American IR Technologies in the amount of $13,191.80 on February 6, 2002.

   Today's Staffing, Inc. sued American IR Technologies, Inc. on December 28, 2001, Case No. A444405, Today's Staffing, Inc. vs. American IR Technologies, Inc. in the District Court of Clark County, Nevada, 8th Judicial District. Today's Staffing claims total $10,526.80 plus interest through the filing of $875.67 plus attorneys' fees in the amount of $3,500.00.

6. CONTINGENCIES AND COMMITMENTS

   The Company has received common stock subscriptions in the amount of $29,350. The Company is reporting this as part of shareholder's equity. The Company issued stock for services and is periodically expensing these services as the work is performed. The stock subscriptions are fully expensed as of December 31, 2002.

7. SUBSEQUENT EVENTS

   On December 8, 2003, the Company issued 50,000,000 shares in exchange for 100% of the ownership interest of a private company. The company plans to file the financials and additional information related to this acquisition shortly after filing the 2002 10-KSB.

8. CHANGES TO PRIOR YEAR FINANCIALS

   For the period ended December 31, 2002 the Company recorded a prior period adjustment of $2,127 due to an error in depreciating some property over 3-years rather than 5-years and in depreciating some property over 5-years rather than 7-years.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 30, 2002, American IR Technologies, Inc. (the Company) determined to change the Company's independent accountants, and, accordingly, dismissed the engagement with Stark, Winter & Associates, LLC, in that role and retained CFO Advantage, Inc. as its independent accountants for the fiscal year ending December 31, 2002. None of the reports of Stark, Winter & Associates on the financial statements of American IR Technologies, Inc. contained any adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, nor have there been at any time, disagreements between American IR Technologies, Inc. and Stark, Winter & Associates on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. The Audit Committee and the Board of Directors of the Company approved the decision to change independent accountants.

During the period of March 1, 2001 through October 30, 2002, there were no disagreements with Stark, Winter & Associates, LLC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to Stark, Winter & Associates, LLC satisfaction, would have caused them to refer to the subject matter of the disagreement(s) in connection with their report; and there were no "reportable events" as defined in Item 304 (a)(1)(v) of the Securities and Exchange Commission's Regulation S-K.

(b) Information required by Item 304(a)(2) of Regulation S-K

Effective October 30, 2002, the Company has engaged CFO Advantage, Inc. as its independent accountants for the fiscal year ended December 31, 2002. During the most recent two fiscal years and during the subsequent interim period ending October 30, 2002, neither the Company nor anyone engaged on its behalf has consulted with CFO Advantage, Inc. regarding: (i) either the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(v) of Regulation S-K).

The Company has furnished Stark, Winter & Associates, LLC with a copy of the disclosures under this Item 4 and has requested that Stark, Winter & Associates, LLC provide a letter addressed to the SEC stating whether or not they agree with the above statements. As of the date of this Form 8-K, Stark, Winter & Associates, LLC has declined to provide such letter. While the
Company has not received such letter, the Company is unaware of any disagreements or reportable events, which would contradict this filing.

                                   PART III




ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, AND CONTROL PERSONS; COMPLIANCE WITH
SECTION 16(A) OF THE EXCHANGE ACT


The directors and officers of the Company, as of December 31, 2002, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. The officers serve at the will of the Board of Directors.


DIRECTORS AND EXECUTIVE OFFICERS


The name, age, position and date of appointment of our directors and executive officers as of December 31, 2002 are as follows:


     Name        Age             Position                        Appointed
--------------   ---      -------------------------------    ----------------
Ron Ryan	 47	  President, CEO and Director	     November 1, 1999
R. A. Moss       46	  Director, Secretary, Treasurer     May 8, 2002

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

All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors. We have not compensated our Directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors. Officers are appointed annually by our Board of Directors and each Executive Officer serves at the discretion of our Board of Directors. We do not have any standing committees. Our Board of Directors may in the future determine to pay Directors' fees and reimburse Directors for expenses related to their activities.

None of our Officers and/or Directors have ever filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings or the subject of any order, judgment or decree involving the violation of any state or federal securities laws.


CERTAIN LEGAL PROCEEDINGS


No existing director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's officers, directors and persons who own more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership with the SEC and the National Association of Securities Dealers, Inc. Officers, directors and greater than 10% stockholders are required by regulation to furnish the Company with copies of all forms they file pursuant to Section 16(a) of the Exchange Act.

To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 2000, its officers, directors and greater than ten percent beneficial owners complied with all Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

The following table discloses compensation paid during the fiscal year ended December 31, 2002 to (i) the Company's Chief Executive Officer, and (ii) individual(s) who were the only executive officers, other than the Chief Executive Officer, serving as executive officers at the end of 2002 whose total salary and bonus exceeded $100,000 (the "Named Executive Officers").


SUMMARY COMPENSATION TABLE

                                 Annual Compensation           Long Term Compensation
                           ------------------------------  ----------------------------------
                                                                    Awards           Payouts
                                                           ------------------------  --------
Name and           Year  Salary   Bonus   Other Annual   Restricted   Securities     LTIP      All Other
Principal Position        ($)       ($)    Compensation      Stock     Underlying   Payouts   Compensation
                                                 ($)        Award(s)     Options /     ($)
                                                               ($)         SARs
                                                                            (#)
-----------------  ----  -------  ------  -------------  -----------  -----------  --------
Ron Ryan           1999  N/A       N/A            N/A          N/A          N/A       N/A
CEO, President     2000  N/A       N/A            N/A          N/A          N/A       N/A
And Director       2001  $35,000   -0-            -0-          -0-          -0-       -0-
                   2002  $35,000   -0-            -0-          -0-          -0-       -0-

-----------------  ----  -------  ------  -------------  -----------  -----------  --------
R.A. Moss          1999   N/A       N/A            N/A          N/A          N/A       N/A
Director,          2000   N/A       N/A            N/A          N/A          N/A       N/A
Secretary, and     2001   $35,000   -0-            -0-          -0-          -0-       -0
Treasurer          2002   $35,000   -0-            -0-          -0-          -0-       -0
-----------------  ----  -------  ------  -------------  -----------  -----------  --------


No Stock Options were granted in 2002.

OPTIONS/SAR GRANTS IN LAST FISCAL YEAR:

                   Individual Grants
------------------------------------------------------------  ------------------
Name         Number of   Percent of    Exercise   Expiration  Grant Date Present
            Securities      Total      of Base       Date          Value ($)
            Underlying    Options /     Price
             Options/       SARs        ($/sh)
               SARs      Granted to
              Granted     Employees
                (#)       in Fiscal
                            Year
----------  -----------  -----------  ----------  ----------  ---------------
Ron Ryan         -0-        -0-           -0-         -0-            -0-
----------  -----------  -----------  ----------  ----------  ---------------
R.A. Moss        -0-        -0-           -0-         -0-            -0-
----------  -----------  -----------  ----------  ----------  ---------------

--------------  ------------  ----------------  ----------------  -----------
Name            Shares         Value Realized   Number of         Value of
                Acquired on    ($)              Securities        Unexercised In-
                Exercise (#)                    Underlying        The-Money
                                                Unexercised       Options/SARs
                                                Options / SARs    At Fiscal Year-
                                                At Fiscal Year-   End ($)
                                                End (#)           Exercisable /
                                                Exercisable /     Unexercisable
                                                Unexercisable
--------------  ------------  ----------------  ----------------  -----------
Ron Ryan           -0-              -0-              -0-              -0-
--------------  ------------  ----------------  ----------------  -----------
R.A. Moss          -0-              -0-              -0-              -0-
--------------  ------------  ----------------  ----------------  -----------

EMPLOYMENT AGREEMENTS





There are currently no employment agreements.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


Based upon information received from the persons concerned, each person known to us to be the beneficial owner of more than five percent of the outstanding shares of our Common Stock, each director, each of our executive officers and all of our directors and executive officers as a group, owned beneficially as of December 31, 2002, the number and percentage of outstanding shares of our Common Stock indicated in the following table:


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

(1) The address of the beneficial owners is 330 East Warm Springs Road, Las Vegas, Nevada 89119.

(1) Unless otherwise indicated, all shares are held directly with sole voting and investment power.


(2) Based on 25,414,107 shares of our Common Stock issued and outstanding as of December 31, 2002.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


None.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K


(a) The following documents are filed as part of this report: None

        1.1 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

        1.2 Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

        32.1 Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

        0.1 Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

(b) Reports on Form 8-K:

The Company filed reports on Form 8-K during the fiscal year ended December 31, 2002.

As referenced in Item 8, the Company changed auditors on October 30, 2002. Please refer to Item 8 for specific details.

On  December  14, 2002, AMERICAN IR TECHNOLOGIES,  INC.  changed  its  name  to
American  Product   Corporation.  On December 20, 2002, the Company changed its ticker symbol changed from ATLI to APRP.

                                  SIGNATURES
Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the undersigned has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, there unto duly authorized, in the City of West Palm Beach, Florida, on March 1 2004.

AMERICAN PRODUCT CORP.


By:  /s/  C. Frank Speight                                 Date: March 1, 2004
     ------------------------------



     C. Frank Speight,
     Principal Executive Officer



Exhibit 31.1

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and pursuant to Rule 13a-14(a) and Rule 15d-14 under the Securities Exchange Act of 1934
     --------------------------------------------------------------------


In connection with the Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-KSB of American Product Corp. (the "Company") for the period ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, C. Frank Speight Principal Executive Officer, pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002, and pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, that:

 1.  I have reviewed the Report being filed;

 2. Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report;

  3. Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the period presented in the Report;

 4. I and the other certifying officers are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in paragraph (c) of Rule 13a-14) for the Company and have:

      i. Designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, if any, is made known to them by others within those entities, particularly during the period in which the periodic reports are being prepared;

     ii. Evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of the Report ("Evaluation Date"); and

     iii. Presented in the Report their conclusions about the effectiveness of the disclosure controls and procedures based on their evaluation as of the Evaluation Date;

 5. I and the other certifying officers have disclosed, based on their most recent evaluation, to the Company's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

     i. All significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

     ii. Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

 6. I and the other certifying officers have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  March 1, 2004

                        /s/ C. Frank Speight
			--------------------




                        C. Frank Speight
                        Principal Executive Officer

Exhibit 31.2

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002 and pursuant to Rule 13a-14b) and Rule 15d-14(b)(17 CFR 240.15d-14(b)) under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code
     --------------------------------------------------------------------


In connection with the Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-KSB of American Product Corp. (the "Company") for the period ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Randall Goulding, the Company's Principal Financial and Accounting Officer, certify, pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002, and pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, that:

 1.  I have reviewed the Report being filed;

 2. Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report;

  3. Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the period presented in the Report;

 4. I and the other certifying officers are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in paragraph (c) of Rule 13a-14) for the Company and have:

      i. Designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, if any, is made known to them by others within those entities, particularly during the period in which the periodic reports are being prepared;

     ii. Evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of the Report ("Evaluation Date"); and

     iii. Presented in the Report their conclusions about the effectiveness of the disclosure controls and procedures based on their evaluation as of the Evaluation Date;

 5. I and the other certifying officers have disclosed, based on their most recent evaluation, to the Company's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

     i. All significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

     ii. Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

 6. I and the other certifying officers have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  March 1, 2004

                        /s/ Randall Goulding
			--------------------



                        Randall Goulding
                        Principal Financial and Accounting Officer

Exhibit 32.1

Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2001.

     --------------------------------------------------------------------


In connection with the Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-KSB of American Product Corp. (the "Company") for the period ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, C. Frank Speight Principal Executive Officer, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2001, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  March 1, 2004

                        /s/ C. Frank Speight
			--------------------



                        C. Frank Speight
                        Principal Executive Officer

Exhibit 32.2

Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2001.

     --------------------------------------------------------------------


In connection with the Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-KSB of American Product Corp. (the "Company") for the period ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Randall Goulding, the Company's Principal Financial and Accounting Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2001, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  March 1, 2004

                        /s/ Randall Goulding
			--------------------



                        Randall Goulding
                        Principal Financial and Accounting Officer