Form 10QSB
period 2003-03-31
AMERICAN PRODUCT CORP
filed 2004-03-23
CIK 1114098

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                          Commission File # 000-31663

                    AMERICAN CAPITAL PARTNERS LIMITED, INC.
      (Exact name of small business issuer as specified in its charter)

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

                            American Products Corp.
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes [ ] No [X]


The number of shares outstanding of the Company's common stock as of March 31, 2003 is shown below:


Title of Class Number of Shares Outstanding Common Stock, par value $.001 per share 25,414,107


Documents Incorporated by Reference: None

                    AMERICAN CAPITAL PARTNERS LIMITED, INC.
                                 FORM 10-QSB

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

Condensed balance sheets at March 31, 2003 and December 31, 2002

Condensed statements of operations for the Three Months ended March 31, 2003 and 2002

Condensed statements of cash flows for the Three Months ended March 31, 2003 and 2002

Notes to condensed financial statements

Item 2. Management's Discussion and  Analysis of Financial Conditions and Results  of
	Operations

PART II  OTHER INFORMATION

Item 1. Legal Proceedings
Item 2. Changes in Securities
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K

Signatures
------------





                        PART I - FINANCIAL INFORMATION




ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS


The financial statements of the company are set forth beginning on page F-1.









                         AMERICAN PRODUCT CORPORATION

                             FINANCIAL STATEMENTS

                     MARCH 31, 2003 AND DECEMBER 31, 2002

                                  (UNAUDITED)

       (With Report of Independent Certified Public Accountants Thereon)














                               TABLE OF CONTENTS


                                                            PAGE NO.

Independent Accountant's Report                                 1

Financial statements

   Balance sheet                                                2

   Statements of operations                                     3

   Statement of stockholders' deficit                           4

   Statements of cash flows                                     5

   Notes to financial statements                                6










                        INDEPENDENT ACCOUNTANT'S REPORT


To the Board of Directors of
American Product Corporation

We have reviewed the accompanying balance sheet of American Product Corporation (a Nevada corporation) as of March 31, 2003 and December 31, 2002 and the related statements of income and accumulated deficit, and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of American Product Corporation.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As disclosed in Note 1 to the financial statements, the Company has had limited operations and has not established a long-term source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regards to these matters is also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





                                  CFO Advantage, Inc.





March 15, 2004
Las Vegas, Nevada






                         AMERICAN PRODUCT CORPORATION
                                BALANCE SHEETS
                  AS OF MARCH 31, 2003 AND DECEMBER 31, 2002


                                            ASSETS
                                                               	  (Unaudited)        (Audited)
								---------------	 ----------------
                                                             	as of 3/31/2003	 as of 12/31/2002
								---------------	 ----------------
CURRENT ASSETS
 Cash                                                           $	      - 	        -
 Accounts receivable, net of reserve for bad debt                 	      -	                -
 Due from officer                                               	      - 	        -
 Inventory                                                      	      -  	        -
								---------------	 ----------------
  Total current assets                                           	      -      	        -
								---------------	 ----------------
PROPERTY AND EQUIPMENT, net of accumulated depreciation    		      -   	        -

OTHER ASSETS
 Deposits                                              		 	      -     	        -
								---------------	 ----------------
  Total other assets                      	                              -   	        -

TOTAL ASSETS                                                    $	      -  $ 		-
								===============	 ================

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
 Accounts payable                                               $	278,378  $	  278,378
 Due to related parties                                          	      - 	        -
 Notes payable                                             	              - 	        -
 Notes payable - related party                              	 	      - 	        -
 Payroll liability                                    		 	      -		        -
 Other current liabilities       	                                 56,647	           56,647
								---------------	 ----------------
  Total current liabilities    		                                335,025 	  335,025
								---------------	 ----------------
TOTAL LIABILITIES                                	              	335,025		  335,025

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $0.001 par value, 20,000,000 shares
 authorized, 20,414,107 shares issued and outstanding as of
 March 31, 2003 and 20,414,107 as of December 31, 2002 	     	         20,414		   20,414
Additional paid in capital - common stock		              1,313,610		1,313,610
Preferred stock, Class A, 6%, cumulative, convertible, $0.001 par value, 5,000,000 shares authorized, no shares
 issued and outstanding as of March 31, 2003 and
 no shares issued and outstanding as of December 31, 2002		      -		        -
Additional paid in capital - preferred stock	                              -		        -
Subscription receivable                            	                      - 	        -
Accumulated deficit                     	                    (1,669,049)	      (1,669,049)
								---------------	 ----------------

      Total stockholders' equity (deficit)	                      (335,025)		(335,025)
								---------------	 ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $	      -   $		-
								===============	 ================

	The accompanying independent accountants' review report and notes to financial
	     statements should be read in conjunction with these Balance Sheets.

                         AMERICAN PRODUCT CORPORATION.
                 STATEMENTS OF INCOME AND ACCUMULATED DEFICIT
                             FOR THE PERIODS ENDED
                     MARCH 31, 2003 AND DECEMBER 31, 2002



                                                Unaudited  	      Audited
					     ---------------	 -----------------
                                             January 1, 2003	   January 1, 2002
                                                    to       	         to
                                              March 31, 2003	 December 31, 2002
					     ---------------	 -----------------

REVENUES                                                   -     $	    67,781
COST OF REVENUES                                           - 		    13,596
					     ---------------	 -----------------

GROSS PROFIT (LOSS)                                        -		    54,185
					     ---------------	 -----------------
EXPENSES:
 General and administrative				   -	           149,557
 Depreciation                                              -                 1,811
 Professional fees                    		   	   -		   358,754
 Non-cash stock compensation                     	   -             (180,670)
					     ---------------	 -----------------
   Total expenses                                          - 		   329,451
					     ---------------	 -----------------
Operating income (loss)                                    -             (275,266)
					     ---------------	 -----------------
OTHER INCOME (EXPENSE)
 Other income     	                                   -		     6,441
 Interest expense 	                                   - 		       (1)
 Interest income    	                                   -	               954
 Forgiveness of debt                                       -	            41,077
 Legal settlement                                          -	         (100,000)
 Other expenses                                            -	           (1,153)
					     ---------------	 -----------------
   Total other income (expense)                            -	          (52,682)
					     ---------------	 -----------------
NET INCOME (LOSS)                                          -	         (327,948)

ACCUMULATED DEFICIT, beginning of period	 (1,669,049)	       (1,341,101)
					     ---------------	 -----------------
ACCUMULATED DEFICIT, end of period               (1,669,049)	       (1,669,049)
					     ===============	 =================

PER SHARE INFORMATION:

Weighted average number of shares outstanding
    (basic)                                      20,638,438	        19,024,296
					     ===============	 =================

Net income (loss) per common share (basic)   $		  -      $	    (0.02)
					     ===============	 =================

Weighted average number of shares outstanding
    (diluted)                                    20,638,438	        19,024,296
					     ===============	 =================

Net income (loss) per common share (diluted) $		  -	 $	    (0.02)
					     ===============	 =================

	The accompanying independent accountants' review report and notes to financial statements should be read in conjunction with these Statements of Income and Accumulated Deficit.

                         AMERICAN PRODUCT CORPORATION
                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                             AS OF MARCH 31, 2003





                   		Common       Common     Additional   Preferred 	  Preferred     APIC
				Stock        Stock	Paid-in	     Stock Shares Stock		Preferred   Subscribed	Income		Total
                                Shares       Amount	Capital      Series A     Series A      Stock	    Stock	(Deficit)	Equity
			    ----------	   --------   -----------   ------------  ---------    ---------    ----------  ------------  -------------
Balances at
December 31,2000	     7,135,267	$     7,135   $   242,918	       -  $	  -    $       -    $ (44,134)  $  (411,535)  $   (448,534)

Issuance of common
stock for services	     6,210,520	      6,211	  563,245	       - 	  -	       - 	     -             -        569,456

Deferred compensation
recognized 		             - 		  -	        -	       - 	  -	       - 	44,134		   -         44,134

Deferred compensation
other assets			     -	          -	        -	       -	  -            -     (200,156)	           -      (200,156)

Issuance for
stock warrant			     - 		  -	   12,000	       -	  -	       - 	     -             -         12,000

Net profit (loss) of year
ended December 31, 2001 												   (931,693)      (931,693)
			    ----------     ---------  -----------   ------------   --------   ----------    ----------  ------------  -------------
Balance at
Dec. 31,2001		    13,345,787	  $  13,347  $	  818,163	       -  $	  -   $	       -    $(200,156)	$(1,343,228)  $	(1,530,037)

Deferred compensation
recognized 		             -	          -	        - 	       -	  -	       -       170,806		   -        170,806

Issuance of common
stock for services	     7,068,320	      7,068	  507,447	       - 	  -            - 	     -             -        514,515

Issuance of preferred shares	     -		  -		-      1,945,680      1,946      247,101	     -             -        249,047

Cancellation of
preferred shares	             -            -	        -    (1,945,680)    (1,946)    (247,101)	     -		   -	  (249,047)

Prior period adjustment		     - 		  -	        -	       -	  -	       -	     -	       2,127          2,127

Deferred compensation
recognized		             - 		  -		-	       -          -            -       147,448		   -	    147,448

Cancellation of
stock warrant			     - 	          -	 (12,000)	       -	  - 	       - 	     -   	   -	   (12,000)

Deferred compensation
recognized		             - 		  -	        -	       -	  - 	       -     (118,098)		   -      (118,098)

Net profit (loss) for
quarter ended														   (327,948)      (327,948)
December 31, 2002
			    ----------	   --------- ------------   ------------   --------   ----------    ----------   ------------  -------------
Balance at
December 31,2002	    20,414,107	   $  20,414 $  1,313,610	       -	  -            -             -   $(1,669,049)  $ (1,648,635)

Net profit (loss) for
quarter ended March
March 31, 2003															   -              -
			    ----------    ---------- ------------   ------------   --------   ----------    ----------   ------------  -------------
Balance at
March 31, 2003		    20,414,107	   $  20,414 $  1,313,610	       -   $	  -   $	       -    $	     -   $(1,669,049)  $ (1,648,635)
			    ==========    ========== ============   ============   ========   ==========    ==========   ============  =============


		The accompanying independent accountants' review report and notes to financial statements
		  should be read in conjunction with this Statement of Changes in Stockholders' Equity.

                         AMERICAN PRODUCT CORPORATION
                           STATEMENTS OF CASH FLOWS
                            FOR THE PERIODS ENDED
                     MARCH 31, 2003 AND DECEMBER 31, 2002
                                   UNAUDITED





                                                            Three		Twelve
                                                        Months Ended	     Months Ended
							------------	    -------------
                                                           3/31/03	 	12/31/02
							------------	    -------------
CASH FLOWS FROM
OPERATING ACTIVITIES:
 Net Income / (Loss) from Operations                    $	   -	    $	(327,948)
 Adjustments to reconcile net income
  to net cash provided
 Services Received for Stock                                       -		  200,156
 Depreciation Expense                                              -		    1,811
 (Increase) / Decrease in Accounts Receivable                      -		    3,379
 (Increase) / Decrease in Due from Officers                        -		   20,690
 (Increase) / Decrease in Other Assets                             -		    1,360
 Increase / (Decrease) in Due to Related Party                     -		(532,707)
 Increase / (Decrease) in Other Current Liabilities                -		   56,647
 Increase / (Decrease) in Accounts Payable                         -		  101,573
							------------	    -------------
  Net cash provided by (used in) operating activities              -		(475,039)
							------------	    -------------
CASH FLOWS FROM
INVESTING ACTIVITIES:
 (Purchase)/Sale of Equipment                                      -		   11,162
							------------	    -------------
  Net cash provided by (used in) investing activities              -		   11,162
							------------	    -------------
CASH FLOWS FROM
FINANCING ACTIVITIES:
 Issuance of Stock                                                 -		  502,515
 Increase/(Decrease) in Short Term Notes Payable                   -		 (28,000)
 Increase/(Decrease) in Short Term Notes Payable -
 Related Party							   -		 (12,300)
							------------	    -------------
  Net cash provided by (used in) financing activities              -		  462,215
							------------	    -------------

Balance as at beginning of period                                  -		    1,662
Net increase (decrease) in cash                                    -		  (1,662)
							------------	    -------------
Balance at end of period                                $	   -	    $	      (0)
							============	    =============

SUPPLEMENTAL INFORMATION:
Interest Paid                                           $	   -        $	      (1)
							============	    =============
Taxes Paid                                              $	   -        $		-
							============	    =============

   The accompanying independent accountants' review report and the notes to financial statements should be read in conjunction with these Statements of Cash Flows.

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

   Going concern - The Company incurred net losses of approximately $1,669,049 from the period of October 29, 1999 (Date of Inception) through March 31, 2003 and has ceased its operations, thus, is classified as a development stage company, raising substantial doubt about the Company's ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

   The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability. As of March 31, 2003 and December 31, 2002, respectively, the company has $0 in assets.

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

   As of March 31, 2003, the Company has not filed a tax return with the Internal Revenue Service since 2000. Management feels the Company will have a net operating loss carryover to be used for future years. Such losses may not be fully deductible due to the significant amounts of non-cash service costs and change in majority ownership control. The Company has established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

   Inventory Valuation - Inventories are stated at the lower of cost or market, cost being determined on the first in, first out (FIFO) basis.

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT POLICIES (CONTINNUED)

   Net loss per common share - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is antidilutive. For the years ended March 31, 2003 and December 31, 2002, no options and warrants were excluded from the computation of diluted earnings per share because their effect would be antidilutive.

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

   Advertising costs - The Company recognizes advertising expenses in accordance with Statement of Position 93-7 "Reporting on Advertising Costs." Accordingly, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the costs of communicating advertisements in the period in which the advertising space or airtime is used. The Company has recorded no significant advertising costs for the three months ended March 31, 2003 and the year ended December 31, 2002, respectively.

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

   New accounting pronouncements - In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated With Exit or Disposal Activities. This statement requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred versus the date the Company commits to an exit plan. In addition, this statement states the liability should be initially measured at fair value. The statement is effective for exit or disposal activities that are initiated after March 31, 2003. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

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

   On May 28, 2003, the Company issued 1,000,000 shares in exchange for payment towards a prior debt from Mark Kane of Manhattan Computer Products, Inc. (See Note 5)

   On December 8, 2003, the Company issued 50,000,000 shares in exchange for 100% of the ownership interest of a private company. The company plans to file the financials and additional information related to this acquisition shortly after filing the 2002 10-KSB.

3. LICENSE AGREEMENT

   On December 22, 1999, the Company entered into a five-year technology license agreement with Canada. Certain officers and directors of Canada are also officers and directors of the Company. The license agreement provides the Company with the exclusive rights to all procedures, practices and intellectual property related to

3. LICENSE AGREEMENT (CONTINUED)

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

4.    STOCK OPTIONS

   There are no stock options or warrants as of March 31, 2003 and December 31, 2002, respectively.

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

   Mark Kane, an individual sued American Capital Partners Limited, Inc. on February 18, 2004, Case No. A480784, Mark Kane vs. American Capital Partners Limited, Inc. formerly known as American Product Corporation in the District Court of Clark County, Nevada for claims $10,000.

6. CONTINGENCIES AND COMMITMENTS

   The Company has received common stock subscriptions in the amount of $29,350. The Company is reporting this as part of shareholder's equity. The Company issued stock for services and is periodically expensing these services as the work is performed. The stock subscriptions were fully expensed as of December 31, 2002.

7. SUBSEQUENT EVENTS

   On December 8, 2003, the Company issued 50,000,000 shares in exchange for 100% of the ownership interest of a private company. The company plans to file the financial statements and additional information related to this acquisition shortly after filing the 2002 10-KSB.

8.    CHANGES TO PRIOR YEAR FINANCIALS

   For the period ended December 31, 2002, the Company recorded a prior period adjustment of $2,127 due to an error in depreciating some property over 3-years rather than 5-years and in depreciating some property over 5-years rather than 7-years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


The following discussion should be read in conjunction with our unaudited consolidated interim financial statements and related notes thereto included in this quarterly report and in our audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contained in our Form 10-KSB for the year ended December 31, 2002. Certain statements in the following MD&A are forward looking statements. Words such as "expects", "anticipates", "estimates" and similar expressions are intended to identify forward looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. See "Special Note Regarding Forward Looking Information" below.


SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this Report and in the Company's periodic filings with the Securities and Exchange Commission constitute forward-looking statements. These statements involve known and unknown risks, significant uncertainties and other factors what may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward- looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "intends," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology.

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

GENERAL
American Capital Partners Limited, Inc. ("ACP" or the "Company") is a Nevada Corporation formed on October 29, 1999 under the name American IR Technology, Inc. On November 18, 2002, the Company changed its name to American Product Corp. On January 16, 2004, the Company changed its name to American Capital Partners Limited, Inc. The Company is a publicly trade company currently listed on the OTC Pink Sheets under the symbol APRJ.

Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. Currently, the Company has ceased all operations.

RESULTS OF OPERATIONS

Until October of 2002, American Products manufactured and marketed consumer electronic products that targeted the home health and safety markets. However, sales from these products were not sufficient to enable the company to continue operations. In October of 2002, management of the Company acknowledged that expenses significantly exceeded the revenue being derived from the sale of the product. Therefore, management reached a determination that it would not be feasible for the Company to develop, manufacture and market electronic products that targeted the home health and safety markets. Upon reaching that determination, management adopted the new business plan summarized under "Plan of Operations," below.

Currently, there are no assets in the Company. All operations have ceased and all inventory and other assets were sold or otherwise utilized to satisfy obligations of the Company. However, the liquid assets of the Company were not sufficient to pay many of the creditors and as a result several of the creditors have filed suit and two default judgments have been filed. These claims total $55,401.99 plus interest and attorneys' fees. See Item 3 - Legal Proceedings.



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


ITEM 3.   EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

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

                                   PART II
ITEM 1.  LEGAL PROCEEDINGS

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

Today's Staffing, Inc. sued American IR Technologies, Inc. on December 28, 2001, Case No. A444405, Today's Staffing, Inc. vs. American IR Technologies, Inc. in the District Court of Clark County, Nevada, 8th Judicial District. Today's Staffing claims total $10,526.80 plus interest through the filing of $875.67 plus attorneys' fees in the amount of $3,500.00

Mark Kane, an individual sued American Capital Partners Limited, Inc. on February 18, 2004, Case No. A480784, Mark Kan vs. American Capital Partners Limited, Inc. formerly known as American Product Corporation in the District Court of Clark County, Nevada for claims $10,000.

ITEM 2. CHANGES IN SECURITIES

The following information sets forth certain information for all securities the Company issued from January 1, 2003 through March 31, 2003, in transactions without registration under the Act. .

      NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      NONE.

ITEM 5.  OTHER INFORMATION

        Not applicable


ITEM 6. EXHIBITS AND REPORTS


(a) The following documents are filed as part of this report:

       31.1 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

       31.2 Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

       32.1	Certification of Principal Executive Officer Pursuant to Section
		906 of the Sarbanes-Oxley Act.

       32.2	Certification of Principal Financial and Accounting Officer
		Pursuant to Section 906 of the Sarbanes-Oxley Act.

(b) Reports on Form 8-K:

On March 4, 2003, the Company filed an 8-K that detailed under item 5, a name change from American IR Technologies, Inc. to American Product Corporation, a related symbol change from ATLI to APRP and a change of address. Additionally, under Item 6, the Company stated that Mr. Ron Ryan resigned as Chief Executive Officer and Mr. Randy Moss resigned as the Company's Chief Financial Officer on February 26, 2003. On this same date, the Board of Directors selected Mr. Ronald A. Davis as the interim President/CEO, and as a director of the Company.

On April 25, 2003, the Company amended the 8-K to clarify that on February 26, 2003, the Board of Directors accepted the resignation of Ron Ryan as Chief Executive Officer. Mr. Ryan continued as Chairman of the Board. Mr. R.A. Moss did not resign as Chief Financial Officer and a Director at that time.

                                  SIGNATURES
Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the undersigned has duly caused this Form 10-QSB to be signed on its behalf by the undersigned, there unto duly authorized, in the City of West Palm Beach, Florida, on March 9, 2004.

AMERICAN CAPITAL PARTNERS LIMITED, INC.


By:  /s/  C. Frank Speight                                Date: March 18, 2004
     ----------------------



     C. Frank Speight,
     Principal Executive Officer


				Exhibit 31.1

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and pursuant to Rule 13a-14(a) and Rule 15d-14 under the Securities Exchange Act of 1934
     --------------------------------------------------------------------


In connection with the Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-QSB of American Capital Partners Limited, Inc. (the "Company") for the period ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, C. Frank Speight Principal Executive Officer, pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002, and pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, that:

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

Dated:  March 18, 2004

			/s/ C. Frank Speight
			---------------------




                        C. Frank Speight
                        Principal Executive Officer

				Exhibit 31.2

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002 and pursuant to Rule 13a-14b) and Rule 15d-14(b)(17 CFR 240.15d-14(b)) under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code
     --------------------------------------------------------------------


In connection with the Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-QSB of American Capital Partners Limited, Inc.. (the "Company") for the period ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Randall Goulding, the Company's Principal Financial and Accounting Officer, certify, pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002, and pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, that:

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


Dated:  March 18, 2004

			/s/ Randall Goulding
			---------------------



                       Randall Goulding
                       Principal Financial and Accounting Officer

				Exhibit 32.1

Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2001.

     --------------------------------------------------------------------


In connection with the Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-QSB of American Capital Partners Limited, Inc.. (the "Company") for the period ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, C. Frank Speight Principal Executive Officer, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2001, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  March 18, 2004

			/s/ C. Frank Speight
			---------------------



                        C. Frank Speight
                        Principal Executive Officer

				Exhibit 32.2

Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2001.

     --------------------------------------------------------------------


In connection with the Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-QSB of American Capital Partners Limited, Inc. (the "Company") for the period ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Randall Goulding, the Company's Principal Financial and Accounting Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2001, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  March 18, 2004

			/s/ Randall Goulding
			---------------------



                       Randall Goulding
                       Principal Financial and Accounting Officer