Form 10QSB
period 2003-06-30
AMERICAN PRODUCT CORP
filed 2004-03-23
CIK 1114098

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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


Yes [ ] No [X]


The number of shares outstanding of the Company's common stock as of June 30, 2003 is shown below:


Title of Class Number of Shares Outstanding Common Stock, par value $.001 per share 26,414,107


Documents Incorporated by Reference: None

                    AMERICAN CAPITAL PARTNERS LIMITED, INC.
                                 FORM 10-QSB

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

Condensed balance sheets at June 30, 2003and December 31, 2002

Condensed statements of operations for the Six Months ended June 30, 2003and 2002

Condensed statements of cash flows for the Six Months ended June 30, 2003and 2002

Notes to condensed financial statements December 31, 2002

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








                         AMERICAN PRODUCT CORPORATION

                             FINANCIAL STATEMENTS

                     JUNE 30, 2003 AND DECEMBER 31, 2002

                                  (UNAUDITED)

       (With Report of Independent Certified Public Accountants Thereon)














                               TABLE OF CONTENTS


                                                            PAGE NO.

Independent Accountants Report                                  1

Financial statements

   Balance sheet                                                2

   Statements of operations                                     3

   Statement of stockholders' deficit                           4

   Statements of cash flows                                     6

   Notes to financial statements                                7








                        INDEPENDENT ACCOUNTANT'S REPORT


To the Board of Directors of
American Product Corporation

We have reviewed the accompanying balance sheet of American Product Corporation (a Nevada corporation) as of June 30, 2003 and December 31, 2002 and the related statements of income and accumulated deficit, and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of American Product Corporation.

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



                                  CFO Advantage, Inc.



March 15, 2004
Las Vegas, Nevada




				AMERICAN PRODUCT CORPORATION
	                                BALANCE SHEETS
	                   AS OF JUNE 30, 2003 AND DECEMBER 31, 2002


                                            ASSETS
 	                                                           (Unaudited)		    (Audited)
								 ---------------	----------------
                                                            	 as of 6/30/2003	as of 12/31/2002
								 ---------------	----------------
CURRENT ASSETS
 Cash                                                            $	       -        	       -
 Accounts receivable, net of reserve for bad debt 	                       - 	               -
 Due from officer                              		                       -	               -
 Inventory                                             		               - 	               -
								 ---------------	----------------
  Total current assets      		                                       - 	               -
								 ---------------	----------------
PROPERTY AND EQUIPMENT, net of accumulated depreciation		               -	               -

OTHER ASSETS
 Deposits                    		                                       - 	               -
								 ---------------	----------------
  Total other assets          		                                       - 	               -

TOTAL ASSETS                                                     $	       -        $	       -
								 ===============	================
               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable                                              $	 278,378        $	 278,378
   Due to related parties                                     		       -  		       -
   Notes payable                                              		       -  		       -
   Notes payable - related party                       		               - 		       -
   Payroll liability                                           		       - 		       -
   Other current liabilities                              	          56,647	          56,647
								 ---------------	----------------
      Total current liabilities                       		         335,025	         335,025
								 ---------------	----------------

TOTAL LIABILITIES               	                                 335,025	         335,025

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $0.001 par value, 20,000,000 shares
 authorized, 21,414,107 shares issued and outstanding as of
 June 30, 2003 and 20,414,107 as of December 31, 2002		          21,414	          20,414
Additional paid in capital - common stock 		               1,322,610	       1,313,610
Preferred stock, Class A, 6%, cumulative, convertible, $0.001 par value, 5,000,000 shares authorized, no shares
 issued and outstanding as of June 30, 2003 and
 no shares issued and outstanding as of December 31, 2002	               -	               -
Additional paid in capital - preferred stock   		                       - 		       -
Subscription receivable      		                                       -	               -
Accumulated deficit  	      	                                     (1,679,049)	     (1,669,049)
								 ---------------	----------------

  Total stockholders' equity (deficit)		                       (335,025)	       (335,025)
								 ---------------	----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $	       -        $              -
								 ===============	================


The accompanying independent accountants' review report and notes to financial statements should be read in conjunction with these Balance Sheets.


			AMERICAN PRODUCT CORPORATION.
                 STATEMENTS OF INCOME AND ACCUMULATED DEFICIT
                            FOR THE PERIODS ENDED
                      JUNE 30, 2003 AND DECEMBER 31, 2002


                                                   Unaudited         Audited
					       ---------------	-----------------
                                               January 1, 2003 	 January 1, 2002
                                                      to                to
                                         	June 30, 2003   December 31, 2002
					       ---------------	-----------------

REVENUES                                                    -   $	   67,781
COST OF REVENUES                                            -	           13,596

GROSS PROFIT (LOSS)                                         -	           54,185

EXPENSES:
 General and administrative 	                       10,000	          149,557
 Depreciation                                               -	            1,811
 Professional fees                                          -	          358,754
 Non-cash stock compensation                                -	        (180,670)
					       --------------	-----------------
  Total expenses                                       10,000	          329,451
					       --------------	-----------------

Operating income (loss)                              (10,000)	        (275,266)
					       --------------	-----------------
OTHER INCOME (EXPENSE)
 Other income                                               -	            6,441
 Interest expense                                           -	              (1)
 Interest income                                            -	              954
 Forgiveness of debt                                        -	           41,077
 Legal settlement                                           -	        (100,000)
 Other expenses                                             -	          (1,153)
					       --------------	-----------------
  Total other income (expense)                              -	         (52,682)
					       --------------	-----------------
NET INCOME (LOSS)                                    (10,000)	        (327,948)

ACCUMULATED DEFICIT, beginning of period          (1,669,049)	      (1,341,101)
					       --------------	-----------------
ACCUMULATED DEFICIT, end of period                (1,679,049)	      (1,669,049)
					       ==============	=================

PER SHARE INFORMATION:

Weighted average number of shares outstanding
    (basic)                                        20,751,124	       19,024,296
					       ==============	=================

Net income (loss) per common share (basic)                  -   $	   (0.02)
					       ==============	=================
Weighted average number of shares outstanding
    (diluted)                                      20,751,124 	       19,024,296
					       ==============	=================

Net income (loss) per common share (diluted)                -	$	   (0.02)
					       ==============	=================


The accompanying independent accountants' review report and notes to financial statements should be read in conjunction with these Statements of Income and Accumulated Deficit.


                                         AMERICAN PRODUCT CORPORATION
		                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
		                              AS OF JUNE 30, 2003





					Common	    Common   Additional	  Preferred	 Preferred       APIC
			                Stock       Stock     Paid-in	 Stock Shares      Stock      Preferred    Subscribed      Income            Total
			               Shares       Amount    Capital	   Series A	  Series A      Stock        Stock        (Deficit)         Equity
				    ----------	   -------- -----------   ------------   ---------    ---------    ----------  ------------  -------------
Balances at
December 31,2000		    7,135,267     $  7,135  $   242,918		    -    $	 -    $	      -    $ (44,134)    $(411,535)    $  (205,616)

Issuance of common
stock for services		    6,210,520	     6,211	563,245		    -		 -	      -		    -	            -	    569,456

Deferred compensation
recognized			            -	         -	      -		    -		 -	      -        44,134		    -        44,134

Deferred compensation
other assets				    -	         -	      -		    -		 -	      -     (200,156)		    -     (200,156)

Issuance for
stock warrant				    -		 -	 12,000		    - 		 -	      -  	    - 		    -        12,000

Net profit (loss) of
year ended
December 31, 2001				                                                                                     (931,693)    (931,693)

Balance at
December 31,2001		   13,345,787	 $  13,347  $	818,163		    -    $	 -   $	      -   $ (200,156)     $(1,343,228)  $ (711,874)
				   ----------     ---------  -----------   -----------   ---------   ----------    ----------	  ------------  -----------
Deferred compensation
recognized 			            - 	         -  	      - 	    -		 -	      -       170,806	             -      170,806

Issuance of common
stock for services		    7,068,320	     7,068	507,447 	    -		 -	      -		    - 		     -      514,515

Issuance of preferred shares		    -		 -	      -	    1,945,680	     1,946      247,101		    - 		     -      249,047

Cancellation of
preferred shares			    -	         - 	      -   (1,945,680)      (1,946)    (247,101)		    -                -	  (249,047)

Prior period adjustment			    - 	         -	      -		    -		 -	      -		    -            2,127        2,127

Deferred compensation
recognized			            -	         - 	      - 	    -		 -	      -       147,448		     -      147,448

Cancellation of
stock warrant				    - 	         -     (12,000)		    -		 -	      -	            -                -     (12,000)

Deferred compensation
recognized			            -	         -	      -		    - 		 -	      -             -        (118,098)    (118,098)

Net profit (loss) for
quarter ended
December 31, 2002														     (327,948)    (327,948)

Balance at
December 31,2002		  20,414,107    $   20,414  $1,313,610 		    -    $	 -   $	      -    $	    -	$  (1,669,049)  $ (335,025)
				  ----------	---------- -----------   ------------   ----------   ----------    ----------   --------------  -----------
Issuance of common
stock for services		   1,000,000	     1,000	 9,000		    -		 -	      -      	    -                -       19,000

Net profit (loss) for
quarter ended
June 30, 2003			           -	         -	     - 		    -		 -	      -             -         (10,000)     (10,000)
				  ----------    ---------- ------------  ------------   ----------   ----------    ----------   --------------  -----------
Balance at
June 30, 2003			  21,414,107    $   21,414  $1,322,610		    -    $	 -   $	      -    $	    -	$  (1,679,049)  $ (326,025)
				  ==========    ========== ============   ============   =========   ==========    ==========   ==============  ===========



The accompanying independent accountants' review report and notes to financial statements should be read in conjunction with this Statement of Changes in Stockholders' Equity.


				 AMERICAN PRODUCT CORPORATION
 	                          STATEMENTS OF CASH FLOWS
	                            FOR THE PERIODS ENDED
	                     JUNE 30, 2003 AND DECEMBER 31, 2002
	                                   UNAUDITED

                                                             	 Six	       Twelve
                                                            Months Ended    Months Ended
							   -------------    ------------
                 	                                       6/30/03	      12/31/02
							   -------------    ------------
CASH FLOWS FROM
OPERATING ACTIVITIES:
 Net Income / (Loss) from Operations			   $ (10,000.00)    $  (327,948)
 Adjustments to reconcile net income
   to net cash provided
 Services Received for Stock 	                                  10,000	 200,156
 Depreciation Expense                                                  -	   1,811
 Increase) / Decrease in Accounts Receivable                           -	   3,379
 (Increase) / Decrease in Due from Officers                            -	  20,690
 (Increase) / Decrease in Other Assets                                 -	   1,360
 Increase / (Decrease) in Due to Related Party                         -       (532,707)
 Increase / (Decrease) in Accounts Payable                             -	 101,573
							   -------------    ------------
  Net cash provided by (used in) operating activities		       -       (475,039)
							   -------------    ------------

CASH FLOWS FROM
INVESTING ACTIVITIES:
 (Purchase)/Sale of Equipment                                          -	   11,162
							   -------------    -------------
  Net cash provided by (used in) investing activities                  -	   11,162
							   -------------    -------------

CASH FLOWS FROM
FINANCING ACTIVITIES:
 Issuance of Stock                                                     -	  502,515
 Increase/(Decrease) in Short Term Notes Payable                       -	 (28,000)
 Increase/(Decrease) in Short Term Notes Payable
  - Related Party						       -	 (12,300)
							   -------------    -------------
  Net cash provided by (used in) financing activities	               -	  462,215
							   -------------    -------------

Balance at beginning of period                                         -	    1,662
Net increase (decrease) in cash                                        -	  (1,662)
							   -------------    -------------
Balance at end of period                                   $	       -    $	      (0)
							   =============    =============

SUPPLEMENTAL INFORMATION:
Interest Paid                                              $	       -    $	      (1)
							   =============    =============
Taxes Paid                                                 $	       -    $	        -
							   =============    =============

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

   Going concern - The Company incurred net losses of approximately $1,679,049 from the period of October 29, 1999 (Date of Inception) through June 30, 2002 and has ceased its operations, thus, is classified as a development stage company, raising substantial doubt about the Company's ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

   The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability. As of June 30, 2003 and December 31, 2002, respectively, the company has $0 in assets.

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

   As of June 30, 2003, the Company has not filed a tax return with the Internal Revenue Service since 2000. Management feels the Company will have a net operating loss carryover to be used for future years. Such losses may not be fully deductible due to the significant amounts of non-cash service costs and change in majority ownership control. The Company has established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

   Inventory Valuation - Inventories are stated at the lower of cost or market, cost being determined on the first in, first out (FIFO) basis.

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT POLICIES (CONTINUED)

   Net loss per common share - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is antidilutive. For the years ended June 30, 2003 and December 31, 2002, no options and warrants were excluded from the computation of diluted earnings per share because their effect would be antidilutive.

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

   Advertising costs - The Company recognizes advertising expenses in accordance with Statement of Position 93-7 "Reporting on Advertising Costs." Accordingly, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the costs of communicating advertisements in the period in which the advertising space or airtime is used. The Company has recorded no significant advertising costs for the six months ended June 30, 2003 and the year ended December 31, 2002, respectively.

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

   Dividend Policy - The Company has not yet adopted any policy regarding payment of dividends. The Company has authorized 1,945,680 shares of preferred stock with a par value of $0.001. . As of December 17, 2003, the series A preferred stock has been cancelled by the Company.

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

3.LICENSE AGREEMENT

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

   The Company does not intend to assign a value to the technology received from Canada because there appears to be no discernable value. See Note 6
   ("Contingencies and Commitments") regarding the company's litigation related to the license agreement.

4. STOCK OPTIONS

   There are no stock options or warrants as of June 30, 2003 and December 31, 2002, respectively.

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

ITEM 2. CHANGES IN SECURITIES

The following information sets forth certain information for all securities the Company issued from January 1, 2003 through June 30, 2003, in transactions without registration under the Act.

      NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      NONE.

ITEM 5.  OTHER INFORMATION
            Not applicable

ITEM 6. EXHIBITS AND REPORTS


(a) The following documents are filed as part of this report:

       31.1	Certification of Principal Executive Officer Pursuant to Section
                302 of the Sarbanes-Oxley Act.

       31.2	Certification  of  Principal  Financial  and Accounting  Officer
                Pursuant to Section 302 of the Sarbanes-Oxley Act.

       32.1	Certification of Principal Executive Officer Pursuant to Section
		906 of the Sarbanes-Oxley Act.

       32.1	Certification of Principal Financial and  Accounting Officer
		Pursuant to Section 906 of the Sarbanes-Oxley Act.

(b) Reports on Form 8-K:

None

                                  SIGNATURES
Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the undersigned has duly caused this Form 10-QSB to be signed on its behalf by the undersigned, there unto duly authorized, in the City of West Palm Beach, Florida, on March 9, 2004.

AMERICAN CAPITAL PARTNERS LIMITED, INC.


By:  /s/  C. Frank Speight                                Date: March 18, 2004
     ---------------------



     C. Frank Speight,
     Principal Executive Officer



				Exhibit 31.1

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and pursuant to Rule 13a-14(a) and Rule 15d-14 under the Securities Exchange Act of 1934
     --------------------------------------------------------------------


In connection with the Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-QSB of American Capital Partners Limited, Inc.. (the "Company") for the period ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, C. Frank Speight Principal Executive Officer, pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002, and pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, that:

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

Dated:  March 18, 2004

			/s/ C. Frank Speight
			--------------------




			C. Frank Speight
                        Principal Executive Officer

				Exhibit 31.2

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002 and pursuant to Rule 13a-14b) and Rule 15d-14(b)(17 CFR 240.15d-14(b)) under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code
     --------------------------------------------------------------------


In connection with the Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-QSB of American Capital Partners Limited, Inc. (the "Company") for the period ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Randall Goulding, the Company's Principal Financial and Accounting Officer, certify, pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002, and pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, that:

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

     --------------------------------------------------------------------


In connection with the Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-QSB of American Capital Partners Limited, Inc. (the "Company") for the period ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, C. Frank Speight Principal Executive Officer, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2001, that:

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

     --------------------------------------------------------------------


In connection with the Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-QSB of American Capital Partners Limited, Inc. (the "Company") for the period ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Randall Goulding, the Company's Principal Financial and Accounting Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2001, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  March 18, 2004

			/s/ Randall Goulding
			--------------------



                       Randall Goulding
                       Principal Financial and Accounting Officer