Form 10QSB
period 2003-09-30
AMERICAN PRODUCT CORP
filed 2004-03-23
CIK 1114098

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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


Yes [ ] No [X]


The number of shares outstanding of the Company's common stock as of September 30, 2003 is shown below:


Title of Class Number of Shares Outstanding Common Stock, par value $.001 per share 26,414,107


Documents Incorporated by Reference: None

                    AMERICAN CAPITAL PARTNERS LIMITED, INC
                                 FORM 10-QSB

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

Condensed balance sheets at September 30, 2003and December 31, 2002

Condensed statements of operations for the Nine Months ended September 30, 2003and 2002

Condensed statements of cash flows for the Nine Months ended September 30, 2003and 2002

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












                         AMERICAN PRODUCT CORPORATION

                             FINANCIAL STATEMENTS

                   SEPTEMBER 30, 2003 AND DECEMBER 31, 2002

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









                        INDEPENDENT ACCOUNTANT'S REPORT


To the Board of Directors of
American Product Corporation

We have reviewed the accompanying balance sheet of American Product Corporation (a Nevada corporation) as of September 30, 2003 and December 31, 2002 and the related statements of income and accumulated deficit, and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of American Product Corporation

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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



                                  CFO Advantage, Inc.



March 15, 2004
Las Vegas, Nevada


			AMERICAN PRODUCT CORPORATION
                                BALANCE SHEETS
                AS OF SEPTEMBER 30, 2003 AND DECEMBER 31, 2002



                                  ASSETS
	                                                     (Unaudited)     (Audited)
							     ------------   -----------
                                                               9/30/03        12/31/02
CURRENT ASSETS
 Cash                                                        $		-             -
 Accounts receivable, net of reserve for bad debt	                -             -
 Due from officer                               	                -             -
 Inventory                           	                                -             -
							     ------------   -----------
  Total current assets           	                                -             -
							     ------------   -----------
PROPERTY AND EQUIPMENT, net of accumulated depreciation                 -             -

OTHER ASSETS
 Deposits                                                     	        -             -
							     ------------   -----------
  Total other assets                      	                        -             -

TOTAL ASSETS                                                 $		-   $	      -
							     ============   ===========
              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
 Accounts payable                                            $	 278,378    $   278,378
 Due to related parties                	                               -     	      -
 Notes payable                         	                               -	      -
 Notes payable - related party        	                               -	      -
 Payroll liability                      	                       - 	      -
 Other current liabilities                               	  56,647 	 56,647
							     -----------    -----------
  Total current liabilities                   		         335,025	335,025
							     -----------    -----------
TOTAL LIABILITIES                                                335,025	335,025

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $0.001 par value, 20,000,000 shares
 authorized, 21,414,107 shares issued and outstanding as of
 September 30, 2003 and 20,414,107 as of December 31, 2002        21,414	 20,414
Additional paid in capital - common stock                      1,322,610      1,313,610
Preferred stock, Class A, 6%, cumulative, convertible, $0.001 par value, 5,000,000 shares authorized, no shares
 issued and outstanding as of September 30, 2003 and
 no shares issued and outstanding as of December 31, 2002	        -  	      -
Additional paid in capital - preferred stock                            -   	      -
Subscription receivable                                                 -    	      -
Accumulated deficit                                           (1,679,049)   (1,669,049)
							      -----------  ------------

 Total stockholders' equity (deficit)			        (335,025)     (335,025)
							      -----------  ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $		-  $  	      -
							      ===========  ============

The accompanying independent accountants' review report and notes to financial statements should be read in conjunction with these Balance Sheets.

			AMERICAN PRODUCT CORPORATION.
                 STATEMENTS OF INCOME AND ACCUMULATED DEFICIT
                             FOR THE PERIODS ENDED
                   SEPTEMBER 30, 2003 AND DECEMBER 31, 2002




                                                 Unaudited   	             Audited
					     ------------------		-----------------
                                              January 1, 2003		 January 1, 2002
                                                     to		               to
                                             September 30, 2003		December 31, 2002
					     ------------------		-----------------
REVENUES                                                      -         $	   67,781
COST OF REVENUES                                              -		           13,596
					     ------------------		-----------------

GROSS PROFIT (LOSS)                                           - 	           54,185
					     ------------------		-----------------
EXPENSES:
 General and administrative 		                 10,000 		  149,557
 Depreciation      		                                                    1,811
 Professional fees   	         		                                  358,754
 Non-cash stock compensation 		                                        (180,670)
					     ------------------		-----------------
   Total expenses 	                                 10,000 		  329,451
					     ------------------		-----------------

Operating income (loss)                                (10,000) 		(275,266)
					     ------------------		-----------------
OTHER INCOME (EXPENSE)
 Other income                                    	      - 		    6,441
 Interest expense                           	              - 	              (1)
 Interest income                           	              -		              954
 Forgiveness of debt 	                                      -		           41,077
 Legal settlement    	                                      - 		(100,000)
 Other expenses                         	              -		          (1,153)
					     ------------------		-----------------
  Total other income (expense)            	              -		         (52,682)
					     ------------------		-----------------
NET INCOME (LOSS)                    	               (10,000) 	        (327,948)

ACCUMULATED DEFICIT, beginning of period            (1,669,049)  	      (1,341,101)
					     ------------------		-----------------
ACCUMULATED DEFICIT, end of period                  (1,679,049) 	      (1,669,049)
					     ==================		=================

PER SHARE INFORMATION:

Weighted average number of shares outstanding
    (basic)                                          20,751,124		       19,024,296
					     ==================		=================

Net income (loss) per common share (basic)               (0.00) 	 $	   (0.02)
					     ==================		=================
Weighted average number of shares outstanding
    (diluted)                                        20,751,124		       19,024,296
					     ==================		=================

Net income (loss) per common share (diluted)             (0.00)		 $	   (0.02)
					     ==================		=================

The accompanying independent accountants' review report and notes to financial statements should be read in conjunction with these Statements of Income and Accumulated Deficit.

				AMERICAN PRODUCT CORPORATION
			STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
		                  AS OF SEPTEMBER 30, 2003





		               Common          Common  Additional    Preferred 	      Preferred       APIC
				Stock		Stock	  Paid-in  Stock Shares		Stock      Preferred  	Subscribed       Income          Total
		               	Shares         Amount     Capital     Series A  	Series A      Stock        Stock       (Deficit)        Equity
			    ----------	     -------- -----------   ------------       ---------    ---------    ----------  ------------  ------------
Balances at
December 31,2000	     7,135,267     $	7,135  $  242,918  	      -       $		-   $	    -   $ (44,134)  $  (411,535)     $(205,616)

Issuance of common
stock for services	     6,210,520		6,211	  563,245 	      -		        -           -       	-	       -        569,456

Deferred compensation
recognized		             - 		    -	        -	      - 		-           -      44,134 	       -         44,134

Deferred compensation
other assets 			     - 		    - 	        -	      -		        -           -    (200,156)	       -      (200,156)

Issuance for
stock warrant			     -		    - 	   12,000	      -		        -           -           - 	       -         12,000

Net profit (loss) of
year ended
December 31,2001														(931,693)      (931,693)

Balance at
December 31,2001	    13,345,787      $  13,347  $  818,163	      -       $		-  $	    -   $(200,156)  $ (1,343,228)    $ (711,874)
			    ----------     ---------  -----------   -----------       -----------   ----------  ----------  -------------    -----------
Deferred compensation
recognized 		             - 		    - 	        -	      -		        -	    -      170,806 	       -         170,806

Issuance of common
stock for services	     7,068,320		7,068	  507,447	      -		        -           -       	 -             -	 514,515

Issuance of
preferred shares		     - 		    -	        -     1,945,680		    1,946     247,101            -             -         249,047

Cancellation of
preferred shares	             - 		    - 	        -   (1,945,680)		  (1,946)   (247,101)            -             -       (249,047)

Prior period adjustment		     -		    -	        - 	      - 		-           -            -     	   2,127	   2,127

Deferred compensation
recognized		             - 		    - 	        - 	      - 		-           -      147,448             -	  147,448

Cancellation of
stock warrant			     - 		    - 	 (12,000)	      - 		-           -      (12,000)            -         (12,000)

Deferred compensation
recognized		             - 		    -           -	      - 	        -           -     (118,098)            -        (118,098)

Net profit (loss) for
quarter ended
December 31, 2002													       (327,948)	(327,948)

Balance at
December 31, 2002	    20,414,107	   $   20,414 $1,313,610     	      -       $		-  $	    -   $	  - $(1,669,049)     $  (335,025)
			    ----------	   ---------- -----------   ------------      -----------  ----------   ----------- ------------     ------------
Issuance of
common stock
for services		     1,000,000 		1,000      9,000	      -		        -           -                          -           19,000

Net profit (loss) for
quarter ended
September 30, 2003	             - 		    -          - 	      - 		-  $	    -   $	  -     (10,000) 	 (10,000)
			    ----------     ---------- -----------  ------------       -----------  -----------  ----------- ------------      -----------
Balance at
September 30, 2003	    21,414,107     $   21,414 $1,322,610 	      -       $		-  $	    -   $         - $(1,679,049)     $  (326,025)
			    ==========     ========== ===========  ============       ===========  ==========   =========== ============      ===========


The accompanying independent accountants' review report and notes to financial statements should be read in conjunction with this Statement of Changes in Stockholders' Equity.


			AMERICAN PRODUCT CORPORATION
                           STATEMENTS OF CASH FLOWS
                            FOR THE PERIODS ENDED
                   SEPTEMBER 30, 2003 AND DECEMBER 31, 2002
                                   UNAUDITED


                                                         Nine		  Twelve
                                                     Months Ended 	Months Ended
						    -------------	-------------
                                                       9/30/03		  12/31/02
						    -------------	-------------
CASH FLOWS FROM
OPERATING ACTIVITIES:
 Net Income / (Loss) from Operations		    $	 (10,000)	$   (327,948)
 Adjustments to reconcile net income
   to net cash provided
 Services Received for Stock                               10,000	      200,156
 Depreciation Expense                                           -	        1,811
 (Increase) / Decrease in Accounts Receivable                   -		3,379
 (Increase) / Decrease in Due from Officers                     -	       20,690
 (Increase) / Decrease in Other Assets                          -		1,360
 Increase / (Decrease) in Due to Related Party                  -	    (532,707)
 Increase / (Decrease) in Other Current Liabilities             -	       56,647
 Increase / (Decrease) in Accounts Payable                      -	      101,573
						    -------------	-------------
  Net cash provided by (used in) operating activities		-	    (475,039)
						    -------------	-------------
CASH FLOWS FROM
INVESTING ACTIVITIES:
 (Purchase)/Sale of Equipment                                   - 	       11,162
						    -------------	-------------
  Net cash provided by (used in) investing activities           -	       11,162
						    -------------	-------------
CASH FLOWS FROM
FINANCING ACTIVITIES:
 Issuance of Stock                                              -	      502,515
 Increase/(Decrease) in Short Term Notes Payable                -	     (28,000)
 Increase/(Decrease) in Short Term Notes Payable                -	     (12,300)
  - Related Party
						    -------------	-------------
  Net cash provided by (used in) financing activities           -	      462,215
						    -------------	-------------

Balance at beginning of period                                  -		1,662
Net increase (decrease) in cash                                 -	      (1,662)
						    -------------	-------------
Balance at end of period                            $		-       $	  (0)
						    =============	=============

SUPPLEMENTAL INFORMATION:
Interest Paid                                       $		-       $	  (1)
						    =============	=============
Taxes Paid                                          $		-       $	    -
						    =============	=============


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

   Going concern - The Company incurred net losses of approximately $1,679,049 from the period of October 29, 1999 (Date of Inception) through September 30, 2003 and has ceased its operations, thus, is classified as a development stage company, raising substantial doubt about the Company's ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

   The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability. As of September 30, 2003 and December 31, 2002, respectively, the company has $0 in assets.

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

   As of September 30, 2003, the Company has not filed a tax return with the Internal Revenue Service since 2000. Management feels the Company will have a net operating loss carryover to be used for future years. Such losses may not be fully deductible due to the significant amounts of non-cash service costs and change in majority ownership control. The Company has established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

   Inventory Valuation - Inventories are stated at the lower of cost or market, cost being determined on the first in, first out (FIFO) basis.

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT POLICIES (CONTINUED)

   Net loss per common share - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is antidilutive. For the years ended September 30, 2003 and December 31, 2002, no options and warrants were excluded from the computation of diluted earnings per share because their effect would be antidilutive.

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

   Advertising costs - The Company recognizes advertising expenses in accordance with Statement of Position 93-7 "Reporting on Advertising Costs." Accordingly, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the costs of communicating advertisements in the period in which the advertising space or airtime is used. The Company has recorded no significant advertising costs for the nine months ended September 30, 2003 and the year ended December 31, 2002, respectively.

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

4. STOCK OPTIONS

   There are no stock options or warrants as of September 30, 2003 and December 31, 2002, respectively.

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

Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. Currently, the Company has operated as a development stage company from the fourth quarter of 2002 until the fourth quarter of 2003 when it acquired American Capital Partners Limited, Inc.

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

PLAN OF OPERATIONS

In October of 2003, the Company acquired American Capital Partners Limited, Inc. ("ACP"), a development stage company. ACP will elect to be regulated as a Business Development Company ("BDC") as outlined in the Investment Company Act of 1940. The Company will operate as a closed end mutual fund. The investment objective of the Fund is to provide its shareholders with current income and long-term capital appreciation by investing primarily in privately placed securities of small public companies.


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


ITEM 2. CHANGES IN SECURITIES

The following information sets forth certain information for all securities the Company issued from July 1, 2003 through September 30, 2003, in transactions without registration under the Act. There were no underwriters in any of these transactions, nor were any sales commissions paid thereon. The securities were issued pursuant to Section 4(2) of the Act.

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

AMERICAN CAPITAL PARTNERS LIMITED, INC.


By:  /s/  C. Frank Speight                                  Date: March 18, 2004
     -----------------------



     C. Frank Speight,
     Principal Executive Officer



				Exhibit 31.1

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and pursuant to Rule 13a-14(a) and Rule 15d-14 under the Securities Exchange Act of 1934
     --------------------------------------------------------------------


In connection with the Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-QSB of American Capital Partners Limited, Inc.. (the "Company") for the period ended September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, C. Frank Speight Principal Executive Officer, pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002, and pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, that:

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

Dated:  March 18, 2004

			/s/ C. Frank Speight
			--------------------




			C. Frank Speight
                        Principal Executive Officer

				Exhibit 31.2

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002 and pursuant to Rule 13a-14b) and Rule 15d-14(b)(17 CFR 240.15d-14(b)) under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code
     --------------------------------------------------------------------


In connection with the Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-QSB of American Capital Partners Limited, Inc. (the "Company") for the period ended September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Randall Goulding, the Company's Principal Financial and Accounting Officer, certify, pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002, and pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, that:

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

     --------------------------------------------------------------------


In connection with the Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-QSB of American Capital Partners Limited, Inc. (the "Company") for the period ended September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, C. Frank Speight Principal Executive Officer, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2001, that:

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

     --------------------------------------------------------------------


In connection with the Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-QSB of American Capital Partners Limited, Inc. (the "Company") for the period ended September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Randall Goulding, the Company's Principal Financial and Accounting Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2001, that:

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