Form 10KSB
period 2003-12-31
AMERICAN CAPITAL PARTNERS LIMITED INC
filed 2004-09-24
CIK 1114098

UNITED STATES SECURITES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                              For Fiscal Year Ended
                                December 31, 2003

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

            319 Clematis Street, Suite 211, West Palm Beach, FL 33401
               (Address of principal executive offices)(Zip Code)

                                 (561) 366-9211
                (Registrant's telephone no., including area code)


Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock,
                                                            $0.001 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

Revenues for year ended December 31, 2003: $0.00. Aggregate market value of the voting common stock held by non-affiliates of the registrant as of September 23, 2004 was $88,046. Number of shares of the registrant's common stock outstanding as of September 23, 2004 was 119,023.

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

                     AMERICAN CAPITAL PARTNERS LIMITED, INC.
                              Report on Form 10-KSB
                   For the Fiscal Year Ended December 31, 2003

                                TABLE OF CONTENTS

                                                                            PAGE
                                     PART I

Item 1.   Description of Business..............................................1
Item 2.   Description of Property.............................................13
Item 3.   Legal Proceedings...................................................13
Item 4.   Submission of Matters to Vote of Security Holders...................13

                                     PART II

Item 5.   Market for Common Equity and Related Stockholder Matters............14
Item 6.   Management's Discussion and Analysis................................14
Item 7.   Financial Statements................................................17
Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............................................29

                                    PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons........30
Item 10.  Executive Compensation..............................................31
Item 11.  Security Ownership of Certain Beneficial Owners And Management......32
Item 12.  Certain Relationships and Related Transactions......................33

                                     PART IV

Item 13.  Exhibits and Reports on Form 8-K....................................33
Item 14   Principal Accountant Fees and Services..............................34

Signatures    ................................................................36

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL INFORMATION ABOUT AMERICAN CAPITAL PARTNERS LIMITED, INC.

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

Until September of 2002, American Products manufactured and marketed consumer electronic products that targeted the home health and safety markets. However, sales from these products were not sufficient to enable the company to continue operations and the Company ceased manufacturing and marketing consumer electronic products in September, 2002 and operated as a development stage company, while formulating a plan to improve it financial position.

OVERVIEW
In the first step of the plan, the Company acquired American Capital Partners Limited, Inc. ("ACP"), a development stage company with the expertise to enable the company to become a Business Development Company ("BDC") as outlined in the Investment Company Act of 1940, as amended (the "1940 Act"). The Company will operate as a closed end mutual fund. The investment objective of the Fund is to provide its shareholders with current income and long-term capital appreciation by investing primarily in privately placed securities of small public companies.

In 1980, Congress enacted the Small Business Investment Incentive Act, which created the framework for Business Development Companies from the initial provisions of the Investment Company Act of 1940. The Small Business Investment Incentive Act established a new type of investment company specifically identified as a Business Development Company as a way to encourage financial institutions and other major investors to provide a new source of capital for small developing businesses.

These companies are publicly traded closed-end funds that make investments in private companies or thinly traded public companies through the use of senior debt, mezzanine finance, and equity funding. BDC's use equity capital provide by public shareholders and financial institutions and debt capital from various sources to make these investments, with a goal of providing to stockholders a total return of capital appreciation and a solid dividend yield.

A BDC:

I. is a closed-end management company that generally makes 70% or more of its investments in "Eligible Portfolio Companies" and "cash items" pending other investment. Under the regulations established by the Securities and Exchange Commission (the "SEC") under the 1940 Act, only certain companies may qualify as "Eligible Portfolio Companies."

II. To be an "Eligible Portfolio Company," the Company must satisfy the following:

     A. It must be organized under the laws of, and has its principal place of business in, any state or states;

     B. Is neither an investment company as defined in Section 3 (other than a small business investment company which is licensed by the Small Business Administration to operate under the Small Business Investment Act of 1958 and which is a wholly-owned subsidiary of the business development company) nor a company which would be an investment company except for the exclusion from the definition of investment company in Section 3(c); and

     C.   Satisfies one of the following:

          (a) it does not have any class of securities with respect to which a member of a national securities exchange, broker, or dealer may extend or maintain credit to or for a customer pursuant to rules or regulations adopted by the Board of Governors of the Federal Reserve System under Section 7 of the Securities Exchange Act of 1934;

          (b) it is controlled by a business development company, either alone or as part of a group together, and such business development company in fact exercises a controlling influence over the management or policies of such eligible portfolio company and, as a result of such control, has an affiliated person who is a director of such eligible portfolio company;

          (c) it has total assets of not more than $4,000,000, and capital and surplus (shareholders' equity less retained earnings) of not less than $2,000,000, except that the Commission may adjust such amounts by rule, regulation, or order to reflect changes in one or more generally accepted indices or other indicators for small businesses; or

          (d) it meets such other criteria as the Commission may, by rule, establish as consistent with the public interest, the protection of investors, and the purposes fairly intended by the policy and provisions of this title.



RISK FACTORS

An investment in the securities of the Company involves extreme risks and the possibility of the loss of a shareholder's entire investment. A prospective investor should evaluate all information discussed in this Report and the risk factors discussed below in relation to his financial circumstances before investing in any securities of the Company.

1.   Going Concern Risk
     ------------------

We have had and could have losses, deficits and deficiencies in liquidity, which could impair our ability to continue as a going concern.

In Note # 2 to our consolidated financial statements, our independent auditors have indicated that certain factors raise substantial doubt about our ability to continue as a going concern. Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. During the years ended December 31, 2003 and 2002, the Company reported net losses and negative cash flows from operations as follows:

                                             2003                   2002
                                          ----------               ------
      Net loss                            ($135,638)                 -0-

      Negative cash flows from operations  ($61,678)                 -0-


The Company's continuing negative operating results have produced a total liabilities and shareholders deficiency of $138,322 at December 31, 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern.

In the event that the Company completes its business plan and elects to become a Business Development Company, below are some to the risk factors relating to an investment in the Company.

We operate in a highly regulated environment.
Our operations are affected from time to time in varying degrees by political developments and federal, state, provincial and local laws and regulations. In particular, a business development company is defined and regulated by the 1940 Act and by Small Business Administration regulations and the securities and exchange commissions. These laws or regulations may change.

Our quarterly and annual results could fluctuate significantly.
The Company's quarterly and annual operating results could fluctuate significantly due to a number of factors. These factors include the small number and range of values of the transactions that might be completed each quarter, fluctuations in the values of our investments, the timing of the recognition of unrealized gains and losses, the degree to which we encounter competition in our markets, the volatility of the stock market and its impact on our unrealized gains and losses, as well as other general economic conditions. As a result of these factors, quarterly and annual results are not necessarily indicative of the Company's performance in future quarters and years.

Our investment model is highly speculative in nature and we do not have a history of investments using this model.
Our investment model is highly speculative since it involves making investments primarily in new development stage companies. Furthermore, we have no historical information upon which to judge whether or not the model is successful. We cannot assure you that our investment model will be successful or that any of our investments will be successful.

Our investments will be in development stage companies. Each of our investments will be subject to a high degree of risk and we may lose all of our investment if it is not successful.
We will invest primarily in development stage companies that meet our investment model. Development stage companies are subject to all of the risks associated with new businesses. We cannot assure you that any of our investments will be successful. Our investments will be competing with larger, established companies, with greater access to, capital and other resources. We may lose our entire investment in any or all of our investments.

The securities we hold in our investments are subject to restriction on resale and we may not be able to sell the securities we hold for amounts equal to their recorded value, if at all.
Our investments will be private entities or thinly traded public companies and we will acquire securities in our portfolio company in private transactions. As a result, all of the securities we hold in our investments will be restricted securities, as defined under the Securities Act of 1933, as amended and are subject to restrictions on resale. Furthermore, we do not anticipate that a highly liquid public market will exist for any of the securities we hold in our investments. Therefore, we cannot assure you that we will be able to sell our portfolio company securities for amounts equal to the values that we have ascribed to them or at the time we desire to sell.

The values we place on our investments may not accurately reflect their future value or the value that we will receive for them when we sell them.
As a general matter, restricted securities and securities without an active trading market are more difficult to accurately value than unrestricted, actively traded securities of public companies. Pursuant to the requirements of the 1940 Act, the Board of Directors is responsible for determining in good faith the fair value of our securities and assets for which market quotations are not readily available. In making its determination, the Board of Directors has considered valuation appraisals provided by an independent financial expert. If we were required to sell any of such investments, there is no assurance that the fair value, as determined by the Board of Directors, would be obtained. If we were unable to obtain fair value for such investments, there would be an adverse effect on our net asset value and on the price of our common stock.

Our business depends on key personnel.
We will rely and be substantially dependent upon, the continued services of our management, principally our Chief Executive Officer and Chairman of the Board,
C. Frank Speight. Our management team is responsible for the review of potential investments by and the provision of advice to our investments regarding the acquisition of technologies and additional research and development. We also depend upon our management's key contacts with universities, to maintain our access to new technologies, and their relationships with companies in the private sector in order to effectuate the sale of our subsidiaries.

Any transactions we engage in with affiliates may involve conflicts of interest. The 1940 Act restricts transactions between the Company and any of its affiliates, including its officers, directors or employees and principal stockholders. In many cases, the 1940 Act prohibits transactions between such persons and ourselves unless we first apply for and obtain an exemptive order from the SEC. Delays and costs in obtaining necessary approvals may decrease or even eliminate any profitability of such transactions or make it impracticable or impossible to consummate such transactions. These affiliations could cause circumstances that would require the SEC's approval in advance of proposed transactions by us in investments. Further, depending upon the extent of our management's influence and control with respect to such investments, the selection of the affiliates of management to perform such services may not be a disinterested decision, and the terms and conditions for the performance of such services and the amount and terms of such compensation may not be determined at arm's-length negotiations.

We have a limited amount of funds available for investment and, as a result, our investments will lack diversification.
The Company must obtain financing in order to undertake this business plan and to meet our obligations as they become due. Any additional debt or equity financing may be dilutive to the interests of our stockholders. Such outside financing must be provided from the sale of equity or third party financing. Further, the sale of equity securities will dilute our existing stockholders' interests, and borrowings from third parties could result in our assets being pledged as collateral. Loan terms, which would increase our debt service requirements, could restrict our operations. There is no assurance that the Company can obtain financing on favorable terms.

Additionally, based on the amount of our existing available funds, it is unlikely that we will be able to commit our funds to investments in, and the acquisition of, securities of a large number of companies. We intend to continue to operate as a non-diversified investment company within the meaning of the 1940 Act. Prospective investors should understand that our current investments are not, and in the future may not be, substantially diversified. We will not be able to achieve the same level of diversification as larger entities engaged in similar venture capital activities. Therefore, our assets may be subject to greater risk of loss than if they were more widely diversified, because the failure of one or more of our limited number of investments could have a material adverse effect on our financial condition and the price of our common stock.

We are subject to government regulations because of our status as a business development company.
We have elected to be treated as a BDC under the Small Business Incentive Act of 1980, which modified the 1940 Act. Although the Incentive Act relieves BDCs from compliance with many of the provisions of the 1940 Act, the Incentive Act imposes on BDCs greater restrictions on permitted types of investments. Moreover, the applicable provisions of the 1940 Act impose numerous restrictions on our activities, including restrictions on the nature of our investments and transactions with affiliates. We cannot assure you that this legislation will be interpreted or administratively implemented in a manner consistent with our objectives and manner of operations. Upon approval of a majority of our stockholders, we may elect to withdraw our status as a BDC. If we elect to withdraw our election, or if we otherwise fail to qualify as a BDC, we may be subject to substantially greater regulation under the 1940 Act. Compliance with such regulations would significantly increase our costs of doing business.

We have a limited operating history upon which you can assess our prospects and we are subject to the risks associated with any new business.
As a result of our short history of operations, we have only consummated transactions with a very small number of companies. Therefore, there is little historical information regarding our operations upon which you can base your investment decision. In addition, we are subject to all of the business risks and uncertainties associated with any new business enterprise. We cannot assure you that our investment objective will be attained.

Our management has limited experience operating a business development company. The members of our management have been engaged in the operation of our business for a short period of time and so have limited experience. Furthermore, we have not yet commenced operations as a business development company and so our directors and executive officers have only had experience operating a business development company..

We may be dependent upon the availability of additional financings.
Due to the nature of our business and the illiquid nature of many of our investments, raising additional capital in today's economy may be difficult, if it becomes necessary. Due to economic conditions, we may not be able to secure additional financing at all or on terms we deem acceptable. If we obtain additional funds by selling any of our equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights, preferences or privileges senior to the common stock. If we obtain additional funds by selling our investments, there can be no assurance that we will be able to negotiate a favorable price for those investments or that the loss of those investments will not affect our future business prospects. If adequate funds are not available to us or available to us on satisfactory terms, we may be required to further limit our marketing, research and development activities, or other operations, or otherwise modify our business strategy.

Our market price may fluctuate.
The market price of the Company's common stock has fluctuated significantly since it began to be publicly traded in 1999 and may continue to be highly volatile. Factors such as the ability of the Company to achieve development goals, ability of the Company to profitably complete projects, the ability of the Company to raise additional funds, general market conditions and other factors affecting the Company's business that are beyond the Company's control may cause significant fluctuations in the market price of the Company's common stock. The market prices of the stock of many BDC's have fluctuated substantially, often unrelated to the operating and performance of the specific companies. Such market fluctuations could adversely affect the market price for the Company's common stock.

RECENT FINANCING AND SALE OF UNREGISTERED SECURITIES
None.

EMPLOYEES
As of December 31, 2003, ACP has 2 full-time employees, including executive officers, non- executive officers, secretarial and clerical personnel and field personnel.

ITEM 2. DESCRIPTION OF PROPERTY
-------------------------------

As of December 31, 2003, the address for the corporate offices at 319 Clematis Street, Suite 211, West Palm Beach, FL 33401. The 1650 square foot office space is rented at a cost of $1500 per month

ITEM 3. LEGAL PROCEEDINGS
-------------------------

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

Netcore Technologies filed a complaint for damages against American IR Technologies, Inc. on April 5, 2002, Case No. 020-004921 001, Netcore Technologies. vs. American IR Technologies, Inc in the Justice Court, Las Vegas Township, Clark County, Nevada, 8th Judicial District. Netcore Technologies claims total $5,440.80 plus interest and reasonable attorney's fees.

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

Today's Staffing, Inc. sued American IR Technologies, Inc. on December 28, 2001, Case No. A444405, Today's Staffing, Inc. vs. American IR Technologies, Inc. in the District Court of Clark County, Nevada, 8th Judicial District. Today's Staffing claims total $10,526.80 plus interest through the filing of $875.67 plus attorneys' fees in the amount of $3,500.00

Mark Kane, an individual sued American Capital Partners Limited, Inc. on February 18, 2004, Case No. A480784, Mark Kane vs. American Capital Partners Limited, Inc. formerly known as American Product Corp. in the District Court of Clark County, Nevada for claims of $10,000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

None.

                                     PART II
                                     -------

        ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
        ----------------------------------------------------------------

As of December 31, 2003, ACP had 66,836,107 shares of common stock and had approximately 60 certificate stockholders of record.

The following table sets forth certain information as to the high and low bid quotations quoted on the OTC Bulletin Board for 2002 and 2003. Information with respect to over-the-counter bid quotations represents prices between dealers, does not include retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

The Company's common stock, par value $0.001 per share (the "Common Stock"), is traded on the Over the Counter Bulletin Board ("OTCBB") under the symbol "APRP".

There was active trading market for the Common Stock in the year 2001. The Company's Common Stock commenced trading on January 5, 2001.

                                     Period           High                Low
                                     ------          ------              -----
                                      2001
First Quarter                                         0.875              0.100
Second Quarter                                        0.430              0.065
Third Quarter                                         0.150              0.030
Fourth Quarter                                        0.220              0.031

                                      2002

First Quarter                                         0.120              0.030
Second Quarter                                        0.040              0.010
Third Quarter                                         0.031              0.010
Fourth Quarter                                        0.030              0.010

                                      2003

First Quarter                                         0.020              0.007
Second Quarter                                        0.007              0.004
Third Quarter                                         0.025              0.004
Fourth Quarter                                        0.010              0.010

                                      2004

First Quarter                                         12.57               3.00
Second Quarter                                         3.00               2.00

Our common stock is now reported on the "pink sheets" under the symbol APRJ. The bid price of our common stock was $2.00 per share on September 23, 2004.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

-------------------------------------------------------------------------------------------------------------
                                Number of Securities to be   Weighted-average price   Number of Securities
                                issued upon exercise         of outstanding options   remaining available for
                                of outstanding options,      warrants and rights      future issuance under
                                warrants and rights                                   equity compensation
                                                                                      plans(excluding
                                                                                      securities reflected in
                                                                                      column (a))
-------------------------------------------------------------------------------------------------------------
                                (a)                          (b)                      (c)
-------------------------------------------------------------------------------------------------------------
Equity compensation plans       -0-                          -0-                      -0-
approved by security holders
-------------------------------------------------------------------------------------------------------------
Equity compensation plans not   -0-                          -0-                      -0-
approved by security holders
-------------------------------------------------------------------------------------------------------------
TOTAL                           -0-                          -0-                      -0-
-------------------------------------------------------------------------------------------------------------

OUR TRANSFER AGENT IS:

INTERNATIONAL STOCK TRANSFER & TRUST
319 Clematis Street, Suite 211
West Palm Beach, FL  34401
Tel: (561) 366-9211

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

Until September of 2002, American Products manufactured and marketed consumer electronic products that targeted the home health and safety markets. However, sales from these products were not sufficient to enable the company to continue operations and the Company ceased manufacturing and marketing consumer electronic products in September, 2002 and operated as a development stage company, while formulating a plan to improve it financial position. In the first step of the plan, the Company acquired American Capital Partners Limited, Inc. and elected to be a Business Development Corporation.

Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. During the year ended December 31, 2003 and 2002, the Company reported net losses of ($135,638) and $0.00 respectively.

RESULTS OF OPERATIONS

In October of 2002, the Company recognized that expenses significantly exceeded the revenue being derived from the sale of the product.

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

                         PERIOD ENDED DECEMBER 31, 2004
                   COMPARED TO PERIOD ENDED DECEMBER 31, 2003

Gross Revenues and Costs of Operations
--------------------------------------

General and administrative expenses. General and administrative expenses increased from $0 for the period months ended December 31, 2003 to $75,048 for the period ended December 31, 2004, an increase of $75,048. The increase is primarily due to increased startup costs.

Net Loss. Net loss increased from $0 for the period ended December 31, 2003 to net loss of $75,398 for the period ended December 31, 2004, an increase $75,398. The increase is due to the increase in startup costs.

Current Assets
--------------

Cash. Cash increased from $0 at December 31, 2003 to $38,322 at December 31, 2004, an increase of $38,322.

Discount on convertible debentures, net - Discount on convertible debentures, net increased from $0 at December 31, 2003 to $99,130 at December 31, 2004, an increase of $99,130.

Liabilities
-----------

Accounts payable and accrued expenses. Accounts payable and accrued expenses increased from $0 at December 31, 2003 to $210,230 at December 31, 2004, an increase of $210,230.

Convertible debt - Convertible debt increased from $0 at December 31, 2003 to $100,000 at December 31, 2004, an increase of $100,000.

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

2004 OUTLOOK

Management intends to seek out and pursue a business combination with one or more existing private business enterprises that might have a desire to take advantage of the Company's status as a public corporation. Management does not intend to target any particular industry but, rather, intends to judge any opportunity on its individual merits. See "Item 1. Description of Business - Risk Factors"

Off Balance Sheet Arrangement

During the year ended December 31, 2003, the Company had no off balance sheet arrangements.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. Our chief executive officer and principal financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, has concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to our consolidated subsidiaries and us would be made known to him by others within those entities.

     (b) Changes in internal controls. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

ITEM 7. FINANCIAL STATEMENTS

                     AMERICAN CAPITAL PARTNERS LIMITED, INC

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2003


                                TABLE OF CONTENTS


                                                                         Page

Report of Independent Registered Public Accounting Firm                   16

Consolidated Balance Sheets                                               17

Consolidated Statements of Operations                                     18

Consolidated Statements of Shareholders' Deficiency                       19

Consolidated Statements of Cash Flows                                     20

Notes to Consolidated Financial Statements                                21

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of American Capital Partners Limited, Inc.

We have audited the accompanying consolidated balance sheet of American Capital Partners Limited, Inc as of December 31, 2003 and the related statements of operations, changes in shareholders' deficiency, and cash flows for the year ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of American Capital Partners Limited, Inc. as of and for the year ended December 31, 2002 were audited by other auditors whose report dated March 3, 2003, on those statements included an explanatory paragraph that described the consolidated financial statements were prepared assuming that the Company will continue as a going concern and those statements did not include any adjustments resulting from that uncertainty.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Capital Partners Limited, Inc. as of December 31, 2003 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has operating and liquidity concerns, has incurred an accumulated deficit of approximately $132,000 through the period ended December 31, 2003, and current liabilities exceeded current assets by approximately $172,000 at December 31, 2003. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

JEWETT, SCHWARTZ & ASSOCIATES
Hollywood, Florida
July 28, 2004

                     AMERICAN CAPITAL PARTNERS LIMITED, INC.
                           CONSOLIDATED BALANCE SHEET

                                                                    December 31,
                                                                        2003
                                                                    ------------
            ASSETS

Current Assets:
        Cash and cash equivalents                                   $   38,322
                                                                    ------------

            Total Current Assets                                        38,322

DISCOUNT ON CONVERTIBLE DEBT, NET                                       99,130
                                                                    ------------

            Total Assets                                            $  137,452
                                                                    ============


LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current Liabilities:
        Accounts payable and accrued expenses                       $  210,230
                                                                    ------------

            Total Current Liabilities                                  210,230

CONVERTIBLE DEBT                                                       100,000
                                                                    ------------

            Total Liabilities                                          310,230
                                                                    ------------

COMMITMENTS AND CONTINGENCIES (See Note 8)

Shareholders' Deficiency:
Common stock, $.001 par value, 150,000,000 shares
 authorized; 111,393 shares issued and outstanding                         111
Additional paid-in capital                                             (41,077)
Accumulated deficit                                                   (131,812)
                                                                    ------------

 Total Shareholders' Deficiency                                       (172,778)
                                                                    ------------

Total Liabilities and Shareholders' Deficiency                      $  137,452
                                                                    ============

                     AMERICAN CAPITAL PARTNERS LIMITED, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                     Year Ended                    Year Ended
                                    December 31,                  December 31,
                                        2003                           2002
                                    ------------                  ------------

REVENUES                            $         -                   $         -
COST OF REVENUES                              -                             -
                                    ------------                  ------------

GROSS PROFIT                                  -                             -

General and administrative expenses      75,048                             -
                                    ------------                  ------------

Operating loss                           75,048                             -

OTHER INCOME (EXPENSES)
Interest expense                            350                             -
                                    ------------                  ------------


NET LOSS                            $    75,398                   $         -
                                    ============                  ============

Weighted average number of shares
 outstanding - basic and diluted         73,089                        83,333
                                    ============                  ============

Net loss per weighted average share
 outstanding - basic and diluted    $      1.03                   $         -
                                    ============                  ============

                                        AMERICAN CAPITAL PARTNERS LIMITED, INC.
                             CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIENCY

                                                                    Common Stock
                                                                 ------------------                                    Total
                                                                                       Additional     Accumulated   Shareholders'
                                                                  Shares    Amount  Paid-in Capital     Deficit      Deficiency
                                                                 ---------  ------- ---------------- ------------- ---------------

Balance at December 31, 2001                                       83,333   $   83  $            17   $      (100)  $           -

Net loss                                                                -        -                -             -               -
                                                                 ---------  ------- ---------------- ------------- ---------------

Balance at December 31, 2002                                       83,333   $   83  $            17   $      (100)  $           -

Deemed issuance of common stock at par value                       35,690       36              (36)            -               -

Recapitalization                                                        -        -          (41,066)      (56,314)        (97,380)

Cancellation of common stock at par value                          (7,630)      (8)               8             -               -

Net loss                                                                -        -                -       (75,398)        (75,398)
                                                                 ---------  ------- ---------------- ------------- ---------------

Balance at December 31, 2003                                      111,393   $  111  $       (41,077) $   (131,812) $     (172,778)
                                                                 =========  ======= ================ ============= ===============

                     AMERICAN CAPITAL PARTNERS LIMITED, INC.
                            STATEMENTS OF CASH FLOWS


                                                   Year Ended       Year Ended
                                                   December 31,     December 31,
                                                      2003             2002
                                                  ------------     -------------


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                        $    75,398      $          -
  Adjustments to reconcile net loss to net
   cash provided (used) by operating activities:
      Amortization of discount on convertible debt        870                 -
  Changes in operating assets and liabilities:
      Discount on convertible debt                   (100,000)
      Accounts payable and accrued expenses           (37,946)                -
                                                  ------------     -------------

Net cash flows used by operating activities           (61,678)                -
                                                  ------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by investing activities                   -                 -
                                                  ------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the issuance of convertible debt      100,000                 -
                                                  ------------     -------------

Net cash provided by investing activities             100,000                 -
                                                  ------------     -------------

Change in cash                                         38,322                 -
Cash - Beginning of period                                  -                 -
                                                  ------------     -------------

Cash - End of period                              $    38,322      $          -
                                                  ============     =============

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Extinguishment of amount due to related party       172,645                 -
  Discount on Convertible Debt                        100,000                 -
                                                  ------------     -------------

Total non-cash investing and financing activities $   272,645      $          -
                                                  ============     =============

SUPPLEMENTAL INFORMATION:

  Cash paid for interest                          $         -      $          -
                                                  ============     =============
  Cash paid for income taxes                      $         -      $          -
                                                  ============     =============

NOTE 1 - ORGANIZATION OF BUSINESS

On October 29, 1999 American IR Technologies, Inc. was organized under the laws of the State of Nevada. On November 18, 2002, American IR Technologies, Inc. changed its name to American Products Corporation ("Products Corp") with a principal business purpose to design and market consumer electronics that utilize infrared technology. However, sales from these products were not sufficient to fund operations and the company subsequently ceased all manufacturing and marketing efforts.

On October 28, 2003, Products Corp, then a publicly held inactive company, and American Capital Partners Limited, Inc. ("ACP" or the "Company"), a Nevada corporation entered into a Letter of Agreement (the "Agreement") whereby ACP tendered all its issued and outstanding shares in exchange for Products Corp issuing 50,000,000 pre reverse-split shares or 70% of its common stock. The 50,000,000 pre reverse-split shares of restricted common stock were issued to the shareholders of ACP.

Pursuant to the Agreement, the former shareholders of ACP controlled Products Corp through control of the common stock immediately upon conclusion of the exchange of shares and this transaction was accounted for as a recapitalization of ACP. The post-merger entity reflects the assets and liabilities of both entities at historical cost, the historical operations of ACP and the operations of Products Corp subsequent to the date of the recapitalization.

Effective on January 16, 2004, the Company filed amended Articles of Incorporation with the State of Nevada to change its name to American Capital Partners Limited, Inc. The Company is authorized to issue 150,000,000 shares of common stock at a par value of $0.001 per share.

NOTE 2 - GOING CONCERN

These financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has operating and liquidity concerns, has incurred an accumulated deficit of approximately $132,000 through the period ended and current liabilities exceeded current assets by approximately $172,000 at December 31, 2003. The Company's independent registered public accountants included a "going concern" paragraph in their audit report accompanying these consolidated financial statements that cautions users of the statements that the Company needs to seek new sources or methods of financing or revenue to pursue its business strategy. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company anticipates that future revenue will be sufficient to cover certain operating expenditures, and, in the interim, will continue to pursue additional capital investment. However, there can be no assurance that the Company will be able to successfully acquire the necessary capital investment or revenue to continue their on-going efforts and continue operations. These factors, among others, create an uncertainty about the Company's ability to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates
----------------

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

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid debt securities purchased with original or remaining maturities of three months or less to be cash equivalents. The carrying value of cash equivalents approximates fair value.

Beneficial Conversion Feature in Debentures
-------------------------------------------

In accordance with EITF Issue 98-5, as amended by EITF 00-27, we must evaluate the potential effect of any beneficial conversion terms related to convertible instruments such as convertible debt or convertible preferred stock. The Company has issued several debentures and a beneficial conversion may exist if the holder, upon conversion, may receive instruments that exceed the value of the convertible instrument. Valuation of the benefit is determined based upon various factors including the valuation of equity instruments, such as warrants, that may have been issued with the convertible instruments, conversion terms, value of the instruments to which the convertible instrument is convertible, etc. Accordingly, the ultimate value of the beneficial feature is considered an estimate due to the partially subjective nature of valuation techniques.

Fair value of Financial Instruments
-----------------------------------

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2003. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents, accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for cash and cash equivalents, accounts payable and accrued expenses because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Income Taxes
------------

The Company provides for income taxes in accordance with Statements of Financial Accounting Standards ("SFAS") No. 109 using an asset and liability based approach. Deferred income tax assets and liabilities are recorded to reflect the tax consequences on future years of temporary differences of revenue and expense items for financial statement and income tax purposes.

Since its formation the Company has incurred net operating losses. As of December 31, 2003 the Company had a net operating loss carryforward available to offset future taxable income for federal and state income tax purposes.

SFAS No. 109 requires the Company to recognize income tax benefits for loss carryforwards that have not previously been recorded. The tax benefits recognized must be reduced by a valuation allowance if it is more likely than not that loss carryforwards will expire before the Company is able to realize their benefit, or that future deductibility is uncertain. For financial statement purposes, the deferred tax asset for loss carryforwards has been fully offset by a valuation allowance since it is uncertain whether any future benefit will be realized.

Revenue Recognition
-------------------

The Company recognizes revenues in accordance with the guidance in the Securities and Exchange Commission Staff Accounting Bulletin 104. Revenue is recognized when persuasive evidence of an arrangement exists, as services are provided over the term of a service contract, and when collection of the fixed or determinable selling price is reasonable assured. During 2003, no revenue was recognized.

Advertising Costs
-----------------

The Company expenses all costs of advertising as incurred. There were no advertising costs included in general and administrative expenses for the year ended December 31, 2003.

Loss Per Share
--------------

Basic net loss per common share is computed using the weighted average number of common shares outstanding during the periods. Diluted net loss per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Additional equivalent shares of common stock are issuable upon conversion of debentures and may dilute future earnings or loss per share calculations.

Recent Accounting Pronouncements
--------------------------------

The Financial Accounting Standards Board has recently issued several new accounting pronouncements which may apply to the Company.

Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," updates, clarifies, and simplifies existing accounting pronouncements. Statement No. 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. Statement 64 amended Statement 4, and is no longer necessary because Statement 4 has been rescinded. Statement 44 was issued to establish accounting requirements for the effects of transition to the provisions of the motor Carrier Act of 1980. Because the transaction has been completed, Statement 44 is no longer necessary. Statement 145 amends Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with FASB's goal requiring similar accounting treatment for transaction that have similar economic effects. This statement is effective for fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 is not expected to have a material impact on the Company's financial position, results of operations or liquidity.

Statement No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146") addresses the recognition, measurement, and reporting of cost that are associated with exit and disposal activities that are currently accounted for pursuant to the guidelines set forth in EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to exit an Activity (including Certain Cost Incurred in a Restructuring)," cost related to terminating a contract that is not a capital lease and one-time benefit arrangements received by employees who are involuntarily terminated - nullifying the guidance under EITF 94-3. Under SFAS 146, the cost associated with an exit or disposal activity is recognized in the periods in which it is incurred rather than at the date the Company committed to the exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002 with earlier application encouraged. The adoption of SFAS 146 did not expect to have a material impact on the Company's financial position, results of operations or liquidity.

Statement No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure", amends FASB Statement No. 123, "Accounting for Stock-Based Compensation." In response to a growing number of companies announcing plans to record expenses for the fair value of stock options, Statement 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements of Statement 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The Statement also improves the timeliness of those disclosures by requiring that this information be included in interim as well as annual financial statements. In the past, companies were required to make pro forma disclosures only in annual financial statements. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company adopted the disclosure provisions of Statement 148 for the year ended December 31, 2002, but will continue to use the method under APB 25 in accounting for stock options. The adoption of the disclosure provisions of Statement 148 did not have a material impact on the Company's financial position, results of operations or liquidity.

In January 2003, the FASB issued Interpretation No. 46 ("Consolidation of Variable Interest Entities"). The interpretation defines a variable interest entity as corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights nor (b) has equity investors that do not provide sufficient financial resources for the equity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. This interpretation requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The Company would have to consolidate any of its variable interest entities that meet the above criteria as of July 1, 2003. The interpretation also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. Management is in the process of determining if its interests in unconsolidated entities qualify as variable interest entities and, if so, whether the assets, liabilities, non-controlling interest, and results of activities are required to be included in the Company's consolidated financial statements.

In May 2003, the FASB issued Statement No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Statement requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The Company is currently classifying financial instruments within the scope of this Statement in accordance with this Statement. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Management does not believe that this Statement will have a material impact on the Company's financial statements.

NOTE 4 - CONVERTIBLE DEBT

In December 2003, the Company issued two 5-year 8% Convertible Debentures ("Debentures") each in the principal amount of $50,000, to two incorporated shareholders for the sole purpose of funding ongoing operations. The Debentures are convertible upon issuance into shares of common stock at the option of the shareholders. The number of shares of common stock issuable upon a conversion shall be determined by the quotient obtained by dividing the outstanding principal amount of the Debentures to be converted by one-half the average closing market price of the shares. The holders agree that on December 15, 2008, they shall elect to convert the outstanding principal and interest to equity. The Debentures pay interest to the holders on the aggregate unconverted and then outstanding principal amount of the Debentures, payable in cash or equivalent shares of common stock at an interest rate of 8% per annum, payable on each Conversion Date, as defined. Interest expense of $350 was recorded during 2003.

The company recorded a Discount on Convertible Debt ("Discount") of $100,000 for the value of a beneficial conversion feature inherent in the Debentures to be amortized as interest expense over a 5-year period. Amortization of the Discount was recorded as interest expense in the accompanying statement of operations during 2003.

The Discount, net of amortization consists of the following as of December 31, 2003:

            Discount on Convertible Debt                            $ 100,000

            Amortization of interest expense                            ( 870)
                                                                    ----------

            Discount on Convertible Debt, net                       $  99,130
                                                                    ----------

NOTE 5 -INCOME TAXES

The Company provides for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109 using an asset and liability based approach. Deferred income tax assets and liabilities are recorded to reflect the tax consequences on future years of temporary differences of revenue and expense items for financial statement and income tax purposes.

Since its formation the Company has incurred net operating losses. As of December 31, 2003 the Company had a net operating loss carryforward available to offset future taxable income for federal and state income tax purposes.

SFAS No. 109 requires the Company to recognize income tax benefits for loss carryforwards that have not previously been recorded. The tax benefits recognized must be reduced by a valuation allowance if it is more likely than not that loss carryforwards will expire before the Company is able to realize their benefit, or that future deductibility is uncertain. For financial statement purposes, the deferred tax asset for loss carryforwards has been fully offset by a valuation allowance since it is uncertain whether any future benefit will be realized.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets at December 31, 2003 are approximately as follows:

            Net operating loss carryforward                          $ 30,000

            Valuation allowance for deferred tax assets              ( 30,000)
                                                                     ---------

            Net deferred tax asset                                   $      -
                                                                     ---------

There was no income tax expense incurred during 2002 and 2003.

NOTE 6 - RELATED PARTY TRANSACTIONS
Extinguishment of Amount Due to Related Party
---------------------------------------------

Effective during 2003 and in conjunction with the recapitalization transaction, a shareholder of Products Corp agreed to release the Company from any obligations, claims and disputes, as defined. Under the terms of this agreement, an amount of $172,645 due to such shareholder was released from obligation and recorded as additional paid-in capital in the accompanying consolidated balance sheet as of December 31, 2003.

NOTE 7 - SHAREHOLDERS' DEFICIENCY

Reverse Merger
--------------

On October 28, 2003, ACP tendered all its issued and outstanding shares in exchange for Products Corp issuing 83,333 post reverse-split shares or 70% of its common stock. Pursuant to the Agreement, the former shareholders of ACP controlled Products Corp through control of the common stock immediately upon conclusion of the exchange of shares and this transaction was accounted for as recapitalization of ACP. The post-merger entity reflects the assets and liabilities of both entities at historical cost, the historical operations of ACP and the operations of Products Corp subsequent to the date of the recapitalization. In addition, the pre-merger shareholders of Products Corp were deemed to be issued 35,690 common shares of the Company.

Quasi reorganization
--------------------

As of October 28, 2003, the Company had disposed of all of its operating assets and was in the process of settling all of its outstanding liabilities and seeking a merger partner. Accordingly, the Company has changed its business focus. The Board of Directors elected to restate the balance sheet as a "quasi-reorganization". In a quasi-reorganization, the accumulated deficit in retained earnings is eliminated by charging it to additional paid-in capital but only to the extent of such additional paid-in capital. In effect, this gives the balance sheet a "fresh-start".

Cancellation of Common Shares
-----------------------------

In December 2003, common stock held by a shareholder and former officer of the Company totaling 7,630 shares were cancelled and no additional shares were issued.

See Note 9 - Subsequent Events

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Litigation, Claims and Assessments
----------------------------------

The Company incurred significant liabilities in its attempt to design and market consumer electronics that utilize infrared technology. As such, certain claims and default judgments were filed against the Company, which consist of the following:

o Alt, Inc. sued American IR Technologies, Inc. on December 19, 2001, Case No. A444128, ALT, Inc. vs. American IR Technologies, Inc. in the District Court of Clark County, Nevada, 8th Judicial District. On April 9, 2002 a default judgment was entered against American IR Technologies in the amount of $21,542 plus penalties, interest and fees.

o Today's Staffing, Inc. sued American IR Technologies, Inc. on December 28, 2001, Case No. A444405, Today's Staffing, Inc. vs. American IR Technologies, Inc. in the District Court of Clark County, Nevada, 8th Judicial District. Today's Staffing claims total $10,527 plus interest and fees.

o Stephen A. Zrenda, Jr., P.C. filed a petition against American IR Technologies, Inc. on January 29, 2002, Case No. CJ-2002-848, Stephen A. Zrenda, Jr., P.C. vs. American IR Technologies, Inc and Ronald A. Ryan in the District Court, Oklahoma County, Oklahoma. Stephen A. Zrenda, Jr. P.C. claims total $5,602 as well as any accrued or accruing interest, court costs, attorneys' fees and expenses.

o High Impact Television, Inc. sued American IR Technologies, Inc. on December 24, 2001, Case No. 01 HL 02183, High Impact Television. vs. American IR Technologies, Inc. and Does 1 through 10, inclusive in the Superior Court, Orange County, California. A default judgment was entered against American IR Technologies in the amount of $13,192 on February 6, 2002.

o Netcore Technologies filed a complaint for damages against American IR Technologies, Inc. on April 5, 2002, Case No. 020-004921 001, Netcore Technologies. vs. American IR Technologies, Inc in the Justice Court, Las Vegas Township, Clark County, Nevada, 8th Judicial District. Netcore Technologies claims total an amount of $5,441 plus interest and reasonable attorney's fees.

NOTE 9 - SUBSEQUENT EVENTS

Common Stock Reverse Split
--------------------------

In January 2004, the Company's shareholders and Board of Directors approved a one-for-six hundred reverse stock split of the Company's issued and outstanding common stock with no corresponding decrease to the number of authorized shares. Based on this reverse stock split occurring within close proximity to year end, this was effectuated for accounting purposes in the accompanying consolidated financial statements and all shares and per share data have been retroactively adjusted for all periods presented to reflect the reverse split, unless otherwise noted.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

CFO Advantage, Inc. audited the financial statements of the Company for the year ended December 31, 2002 and the related statements of operations, stockholders' deficit and cash flows for the year then ended and reviewed the subsequent interim periods thereof. The report of CFO Advantage on such financial statements, dated, March 8, 2004 did not contain and adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. Our Board of Directors approved the dismissal of CFO Advantage on April 27, 2004. The Company subsequently engaged Jewett, Schwartz and Associates as the Company's successor independent auditor.

Jewett, Schwartz and Associates, Certified Public Accountants, were appointed by the Company on April 27, 2004 to audit our financial statements for the fiscal year ended December 31, 2003. During our two most recent fiscal years and the subsequent interim periods preceding their appointment as independent accountants, neither the Company nor anyone on its behalf consulted Jewett, Schwartz and Associates regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered of the Company's consolidated financial statements, nor has Jewett, Schwartz and Associates provided to the Company a written report or oral advice regarding such principles or audit opinion.

During our two most recent fiscal years and any subsequent interim period preceding the date of dismissal, there were no disagreements between CFO Advantage, Inc. and the Company, whether resolved or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved, would have caused them to make reference to the subject matter of the disagreement in connection with their report; and there were no "reportable events" as defined in Item 304 (a)
(1)(iv)(B) of the Securities and Exchange Commission's Regulation S-B.

We have provided CFO Advantage, Inc. with a copy of the revised disclosures provided under this caption of this Report, and advised them to provide us with a letter addressed to the Securities Exchange Commission as to whether it agrees or disagrees with the disclosures made herein. Their response, pursuant to Item 304(a)(3) of Regulation S-B, is filed with the Form 8-K/A as Exhibit 16.1.


Item 8A - Controls and Procedures

     The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this Annual Report on Form 10-KSB, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

     (i) this Annual Report on Form 10-KSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report on Form 10-KSB, and

     (ii) the financial statements, and other financial information included in this Annual Report on Form 10-KSB, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Annual Report on Form 10-KSB.

     There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer's and Chief Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.


                                    PART III


ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, AND CONTROL PERSONS; COMPLIANCE WITH
        SECTION 16(a) OF THE EXCHANGE ACT

The directors and officers of the Company, as of December 31, 2003, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. The officers serve at the will of the Board of Directors. Directors and Executive Officers The name, age, position and date of appointment of our directors and executive officers as of December 31, 2003 are as follows:


Name               Age   Position(s) with Company
----------------   ---   ------------------------
C. Frank Speight   44    Principal Executive Officer and Director
Timothy Ellis      36    Principal Financial and Accounting Officer and Director

C. Frank Speight - Principal Executive Officer and Director
Mr. Speight has been active in Investment Banking Consultancy for 13 years. He has an earned BA in International Business from the Universality of South Florida (Tampa, FL), and an earned Masters from Emory University (Atlanta, GA). He was the Chairman and President of Dunhill Capital, Inc. until April 10, 2004. Mr. Speight has been involved in numerous capitalizations for existing public companies, and the facilitation of numerous private companies into the public sector. Mr. Speight is the principal executive officer of American Capital Partners Limited, Inc., a publicly traded food services company. He has served as Chairman/President/CEO of publicly traded companies in the telecommunications and financial services market sectors. In addition, he has participated in the management of several equity funds representing over $700 Million (USD) in assets.

Tim Ellis - Principal Financial and Accounting Officer and Director
Mr. Ellis has been active in Investment Banking Consultancy & Corporate financing for 14 years. Mr. Ellis has served as Secretary / Treasurer for a Publicly Traded telecommunications company, with offices in the USA & Australia. From December 1996 through the present time, Mr. Ellis has served as senior staff consultant for Dunhill Capital, Inc. Mr. Ellis reviews and refines business plans, prepares financial projections, structures capital placements, and manages an in-house research team specializing in Securities & Exchange Commission filings. Mr. Ellis served as a financial consultant for several investment houses in the UK resulting in extensive experience in the placement of commercial funding, and mergers & acquisitions

ITEM 401(E)

The Company currently does not have an audit committee.

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


The Company has adopted a code of ethics for its Principal Executive and Senior Financial Officers, which is attached hereto as Exhibit 14.1

ITEM 10. EXECUTIVE COMPENSATION

The following table discloses compensation paid during the fiscal year ended December 31, 2003 to (i) the Company's Chief Executive Officer, and (ii) individual(s) who were the only executive officers, other than the Chief Executive Officer, serving as executive officers at the end of 2003 whose total salary and bonus exceeded $100,000 (the "Named Executive Officers").

SUMMARY COMPENSATION TABLE

                     Annual Compensation                   Long Term Compensation
                     -------------------  -----------------------------------------------------------
                                             Awards       Payouts
                                          ------------  ----------
Name and             Year  Salary  Bonus  Other Annual  Restricted  Securities   LTIP      All Other
Principal Position          ($)     ($)   Compensation    Stock     Underlying  Payouts  Compensation
                                          Award(s) ($)   Options/      ($)
                                                         SARs (#)
-------------------- ----  ------  -----  ------------  ----------  ----------  -------  ------------
C. Frank Speight     2000   N/A     N/A        N/A          N/A         N/A       N/A
Principal Executive  2001   N/A     N/A        N/A          N/A         N/A       N/A
Officer And Director 2002   N/A     N/A        N/A          N/A         N/A       N/A
                     2003   -0-     -0-        -0-          -0-         -0-       -0-
-------------------- ----  ------  -----  ------------  ----------  ----------  -------  ------------
Timothy Ellis        2000   N/A     N/A        N/A          N/A         N/A       N/A
Principal Financial  2001   N/A     N/A        N/A          N/A         N/A       N/A
And Accounting       2002   N/A     N/A        N/A          N/A         N/A       N/A
Officer And          2003   -0-     -0-        -0-          -0-         -0-       -0-
Director
-------------------- ----  ------  -----  ------------  ----------  ----------  -------  ------------

No Stock Options were granted in 2003.

OPTIONS/SAR GRANTS IN LAST FISCAL YEAR:

                   Individual Grants
------------------------------------------------------------  ------------------
Name               Number of   Percent of    Exercise   Expiration  Grant Date Present
                  Securities      Total      of Base       Date          Value ($)
                  Underlying    Options /     Price
                   Options/       SARs        ($/sh)
                     SARs      Granted to
                    Granted     Employees
                      (#)       in Fiscal
                                   Year
----------------- ----------   ----------    --------   ----------  ------------------
C. Frank Speight     -0-          -0-           -0-        -0-              -0-
----------------- ----------   ----------    --------   ----------  ------------------
Timothy Ellis        -0-          -0-           -0-        -0-              -0-
----------------- ----------   ----------    --------   ----------  ------------------

---------------- ------------  --------------   ---------------   ---------------
Name             Shares        Value Realized   Number of         Value of
                 Acquired on   ($)              Securities        Unexercised In-
                 Exercise (#)                   Underlying        The-Money
                                                Unexercised       Options/SARs
                                                Options / SARs    At Fiscal Year-
                                                At Fiscal Year-   End ($)
                                                End (#)           Exercisable /
                                                Exercisable /     Unexercisable
                                                Unexercisable
---------------- ------------  --------------   ---------------   ---------------
C. Frank Speight     -0-            -0-               -0-               -0-
---------------- ------------  --------------   ---------------   ---------------
Timothy Ellis        -0-            -0-               -0-               -0-
---------------- ------------  --------------   ---------------   ---------------

EMPLOYMENT AGREEMENTS
There are currently no employment agreements.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Based upon information received from the persons concerned, each person known to us to be the beneficial owner of more than five percent of the outstanding shares of our Common Stock, each director, each of our executive officers and all of our directors and executive officers as a group, owned beneficially as of December 31, 2003, the number and percentage of outstanding shares of our Common Stock indicated in the following table:

Name and Address of         Title of  Amount and Nature    Percent of
Beneficial Owner            Class     of Beneficial Owner     Class
--------------------------  --------  -------------------  ----------
C. Frank Speight            Common               0                0%

Timothy Ellis               Common               0                0%

Dunhill Capital, Inc.       Common          41,667             37.4%

Morgan J. Wilbur IV         Common          33,333             29.9%

All Executive Officers and
Directors as a Group        Common               0                0%
(Two (2) persons)


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

C. Frank Speight, our Principal Executive Officer and Director, was the President of Dunhill Capital, Inc. until March 15, 2004. Mr. Speight, directly or indirectly through Dunhill Capital, Inc. has been involved in numerous capitalizations for existing public companies, and the facilitation of numerous private companies into the public sector, including the purchasing and selling of controlling interest in public and private corporations. Mr. Speight intends to use his expertise in this field and the relationship developed in this field, in facilitating, analyzing, and investing in business opportunities on behalf of the Company.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report

    Exhibit 14.1 -- Code of Ethics

    Exhibit 31.1 -- Certification of Principal Executive Officer of American
                    Capital Partners Limited, Inc. required by Rule 13a - 14(1) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    Exhibit 31.2 -- Certification of Principal Financial and Accounting Officer
                    of American Capital Partners Limited, Inc. required by Rule 13a - 14(1) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    Exhibit 32.1 -- Certification of Principal Executive Officer of American
                    Capital Partners Limited, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

    Exhibit 32.2 -- Certification of Principal Financial and Accounting Officer
                    of American Capital Partners Limited, Inc. pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

(b) Reports on Form 8-K.

    None.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

CFO Advantage, L.L.P. billed us in the aggregate amount of $12,000 for professional services rendered for their audit of our annual financial statements for the year ended December 31, 2002 and billed us in the aggregate amount of $5,190 for professional services rendered their reviews of the financial statements included in our Forms 10-QSB for the year ended December 31, 2003.

Jewett Schwartz & Associates, L.L.P. billed us in the approximate amount of $5,000 for professional services rendered for their audit of our annual financial statements for the year ended December 31, 2003.

AUDIT-RELATED FEES

CFO Advantage, L.L.P. did not bill us for, nor perform professional services rendered for assurance and related services that were reasonably related to the performance of audit or review of the Company's financial statements for the fiscal years ended December 31, 2003 and December 31, 2002.

Jewett Schwartz & Associates, L.L.P. did not bill us for, nor perform professional services rendered for assurance and related services that were reasonably related to the performance of audit or review of the Company's financial statements for the fiscal years ended December 31, 2003 and December 31, 2002.

FINANCIAL INFORMATION SYSTEMS DESIGN AND IMPLEMENTATION FEES

For the fiscal years ended December 31, 2003 and December 31, 2002, CFO Advantage, L.L.P. did not bill us for, nor perform, any financial information systems design or implementation. For the fiscal years ended December 31, 2003 and December 31, 2002, we were not billed for professional services from any other accounting firm for information systems design or implementation.

For the fiscal years ended December 31, 2003 and December 31, 2002, Jewett Schwartz & Associates, L.L.P. did not bill us for, nor perform, any financial information systems design or implementation. For the fiscal years ended December 31, 2003 and December 31, 2002, we were not billed for professional services from any other accounting firm for information systems design or implementation

TAX FEES

CFO Advantage, L.L.P. did not bill us for nor perform any professional services for tax related services for the fiscal years ended December 31, 2003 and December 31, 2002, respectively.

Jewett Schwartz & Associates, L.L.P. did not bill us for nor perform any professional services for tax related services for the fiscal years ended December 31, 2003 and December 31, 2002, respectively.

ALL OTHER FEES

We were not billed for any other professional services for the fiscal year ended December 31, 2003.

AUDITOR INDEPENDENCE

Our Board of Directors considers that the work done for us in the year ended December 31, 2003 by Jewett Schwartz & Associates, L.L.P. is compatible with maintaining Jewett Schwartz & Associates, L.L.P.'s independence.

AUDITOR'S TIME ON TASK

All of the work expended by Jewett Schwartz & Associates, L.L.P. on our December 31, 2003 audit was attributed to work performed by Jewett Schwartz & Associates, L.L.P.'s full-time, permanent employees.

                                   SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the undersigned has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, there unto duly authorized, in the City of West Palm Beach, Florida, on September ____, 2004.

AMERICAN CAPITAL PARTNERS LIMITED, INC.


By: /s/ C. Frank Speight                                Date: September 23, 2004
   -----------------------------------------
    C. Frank Speight
    Principal Executive Officer and Director


Pursuant to the requirements of the Securities Exchange Act of 1933, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


By: /s/ C. Frank Speight
------------------------------
C. Frank Speight, Principal
Executive Officer and Director
Date: September 23, 2004



By: /s/ Timothy Ellis
----------------------------------
Timothy Ellis, Principal Financial
and Accounting Officer and Director
Date:  September 23, 2004