Form 10QSB
period 2004-03-31
AMERICAN CAPITAL PARTNERS LIMITED INC
filed 2004-09-29
CIK 1114098

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

Check whether issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the Company's common stock as of September 29, 2004 is shown below:

Title of Class Number of Shares Outstanding Common Stock, par value $.001 per share 111,393.

Documents Incorporated by Reference: None

                    AMERICAN CAPITAL PARTNERS LIMITED, INC.
                                  FORM 10-QSB

                               Table of Contents

PART  I  -  FINANCIAL  INFORMATION

Item  1  -  Financial  Statements

Item  2  -  Management's  Discussion  or Plan of Operations

Item  3  -  Controls and Procedures


PART II  -  OTHER INFORMATION

Item  2  -  Changes  in  Securities

Item  6  -  Exhibits and Reports  on  Form  8-K

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                       AMERICAN CAPITAL PARTNERS LIMITED, INC
                          CONSOLIDATED BALANCE SHEETS

                                                                  March 31,           December 31,
                                                                    2004                 2003
                                                              ------------------    ----------------
                                                                 (Unaudited)

ASSETS
Current Assets:
                     Cash and cash equivalents                          $53,380             $38,322
                                                              ------------------    ----------------

  Total Current Assets                                                   53,380              38,322

FURNITURE AND EQUIPMENT, net                                              1,796                   -
                                                              ------------------    ----------------


DISCOUNT ON CONVERTIBLE DEBT, net                                        94,130              99,130
                                                              ------------------    ----------------


Total Assets                                                           $149,306            $137,452
                                                              ==================    ================

LIABILITES AND SHAREHOLDERS' DEFICIENCY
Current Liabilities:
                     Accounts payable and accrued expenses             $215,230            $210,230
                                                              ------------------    ----------------

  Total Current Liabilities                                             215,230             210,230

 CONVERTIBLE DEBT                                                       100,000             100,000
                                                              ------------------    ----------------

Total Liabilities                                                       315,230             310,230
                                                              ------------------    ----------------


Shareholders' Deficiency
Common stock, $.001 par value, 150,000,000 shares
  authorized, 111,393 isseud and outstanding, respectively                  111                 119
Additional paid-in capital                                              (41,077)            (41,085)
Accumulated deficit                                                    (124,958)           (131,812)
                                                              ------------------    ----------------

  Total Shareholders' Deficiency                                       (165,924)           (172,778)
                                                              ------------------    ----------------

Total Liabilities and Stockholders' Deficiency                         $149,306            $137,452
                                                              ==================    ================


                                AMERICAN CAPITAL PARTNERS LIMITED, INC
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

                                                   Three Months Ended          Three Months Ended
                                                        March 31,                   March 31,

                                                                    2004                         2003
                                                -------------------------  ---------------------------
                                                       (Unaudited)                 (Unaudited)

REVENUES, net                                                   $101,787                           $-
COST OF SALES                                                          -                            -
                                                -------------------------  ---------------------------

GROSS PROFIT                                                     101,787                            -
                                                -------------------------  ---------------------------

OPERATING EXPENSES:
           General and administrative expenses                    87,933                            -
                                                -------------------------  ---------------------------

  TOTAL OPERATING EXPENSES                                        87,933                            -
                                                -------------------------  ---------------------------

OPERATING INCOME                                                  13,854                            -

OTHER EXPENSES:
Interest expense                                                   7,000                            -
                                                -------------------------  ---------------------------


NET INCOME                                                        $6,854                           $-
                                                =========================  ===========================

Weighted average number of shares
  outstanding - basic and diluted                                111,393                   20,638,438
                                                =========================  ===========================

Net income per common share - basic and diluted                    $0.06                           $-
                                                =========================  ===========================

                               AMERICAN CAPITAL PARTNERS LIMITED, INC
                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Three Months           Three Months
                                                      Ended                  Ended
                                                      March 31,              March 31,

                                                      2004                   2003
                                                      ---------------------  -----------------------
                                                      (Unaudited)            (Unaudited)

CASH FLOWS FROM OPERATING
ACTIVITIES:
     Net income                                                     $6,854                       $-
                                                      ---------------------  -----------------------

   Amortization of Discount on Convertible Debentures                5,000

CHANGES IN OPERATING ASSETS AND
  LIABILITIES
    Increase in accounts payable and accrued expenses                5,000

  NET CASH FLOWS PROVIDED BY OPERATING
  ACTIVITIES                                                        16,854                        -
                                                      ---------------------  -----------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
    Purchase of furniture and equipment                             (1,796)                       -
                                                      ---------------------  -----------------------

  NET CASH USED BY INVESTING
  ACTIVITIES                                                        (1,796)                       -
                                                      ---------------------  -----------------------

CASH FLOWS FROM FINANCING
ACTIVITIES                                                               -                        -
                                                      ---------------------  -----------------------

Change in cash                                                      15,058                        -
Cash - Beginning of period                                         $38,322                       $-
                                                      ---------------------  -----------------------
Cash - End of period                                               $53,380                       $-
                                                      =====================  =======================

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements
----------------------------

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company's annual financial statements, notes and accounting policies included in the Company's annual report on Form 10-KSB for the year ended December 31, 2003 as filed with the SEC. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of financial position as of March 31, 2004 and the related operating results and cash flows for the interim period presented have been made. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year.

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

Earnings (Loss) Per Share
-------------------------

Basic net earnings (loss) per common share are computed using the weighted average number of common shares outstanding during the periods. Diluted net earnings (loss)per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Additional equivalent shares of common stock are issuable upon conversion of debentures and may dilute future earnings (loss) per share calculations.

NOTE 4 - CONVERTIBLE DEBT

The company recorded a Discount on Convertible Debt ("Discount") of $100,000 for the value of a beneficial conversion feature inherent in the Debentures to be amortized as interest expense over a 5-year period. Amortization of the Discount was recorded as interest expense in the accompanying statement of operations during the three-month period ended March 31, 2004.

The Discount, net of amortization consists of the following as of March 31, 2004:

                Beginning Balance of Discount on
                 Convertible Debt as of December 31, 2004    $99,130

                Amortization of interest expense             ( 5,000)
                                                           ----------

                Discount on Convertible Debt, net            $94,130
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

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets at December 31, 2003 are approximately as follows:

              Net operating loss carryforward                   $30,000

              Valuation allowance for deferred tax assets      ( 30,000)
                                                              ----------

              Net deferred tax asset                                 $-
                                                              ----------

There was no income tax expense incurred during the three-month period ended March 31, 2004.

NOTE 6 - SHAREHOLDERS' DEFICIENCY

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

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Litigation, Claims and Assessments
----------------------------------

The Company incurred significant liabilities in its attempt to design and market consumer electronics that utilize infrared technology. As such, certain claims and default judgments were filed against the Company.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited consolidated interim financial statements and related notes thereto included in this quarterly report and in our audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contained in our Form 10-KSB for the year ended December 31, 2003. Certain statements in the following MD&A are forward looking statements. Words such as "expects", "anticipates", "estimates" and similar expressions are intended to identify forward looking statements. See "Forward Looking Information" below.

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

Until September of 2002, American Products manufactured and marketed consumer electronic products that targeted the home health and safety markets. However, sales from these products were not sufficient to enable the company to continue operations and the Company ceased manufacturing and marketing consumer electronic products in September, 2002 and operated as a development stage company, until it acquired American Capital Partners Limited, Inc. on October 28, 2003.

Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations.

The Company's long-term viability as a going concern is dependent on certain key factors, as follows:

     -- The Company's ability to continue to obtain sources of outside financing to support near term operations and to allow the Company to continue to make strategic investments.

     -- The Company's ability to increase profitability and sustain a cash flow level that will ensure support for continuing operations.


OVERVIEW

ACP is a development stage company with the expertise to enable the company to become a Business Development Company ("BDC") as outlined in the Investment Company Act of 1940, as amended (the "1940 Act"). The Company will operate as a closed end mutual fund. The investment objective of the Fund is to provide its shareholders with current income and long-term capital appreciation by investing primarily in privately placed securities of small public companies

In 1980, Congress enacted the Small Business Investment Incentive Act, which created the framework for Business Development Companies from the initial provisions of the Investment Company Act of 1940. The Small Business Investment Incentive Act established a new type of investment company specifically identified as a Business Development Company as a way to encourage financial institutions and other major investors to provide a new source of capital for small developing businesses.

These companies are publicly traded closed-end funds that make investments in private companies or thinly traded public companies through the use of senior debt, mezzanine finance, and equity funding. BDC's use equity capital provide by public shareholders and financial institutions and debt capital from various sources to make these investments, with a goal of providing to stockholders a total return of capital appreciation and a solid dividend yield

A BDC:

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

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited consolidated interim financial statements and related notes thereto included in this quarterly report and in our audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contained in our Form 10-KSB for the year ended December 31, 2003. Certain statements in the following MD&A are forward looking statements. Words such as "expects", "anticipates", "estimates" and similar expressions are intended to identify forward looking statements. See "Forward Looking Information" below.

GENERAL

American Capital Partners Limited, Inc. is located 319 Clematis Street, Suite 211, West Palm Beach, Florida 33401. The Company is a publicly trade company currently listed on the OTC Pink Sheets under the symbol APRJ. The company's website is www.acpbdc.com.

Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations.

                       THREE MONTHS ENDED MARCH 31, 2004
                 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

Gross Revenues and Costs of Operations
--------------------------------------

Revenues, net. Revenues increased from $0 for the three month period ended
March 31, 2003 to $101,787 for the three month period ended March 31, 2004, an increase of $101,787, primarily as a result of an increase in consulting income.

General and administrative expenses. General and administrative expenses increased from $0 for the three months ended March 31, 2003 to $57,651 for the three months ended March 31, 2004, an increase of $57,651. The increase is primarily due to increased consulting activities.

Professional fess. Professional fees increased from $0 for the three months ended March 31, 2003 to $30,282 for the three months ended March 31, 2004, an increase of $30,282. This increase is primarily due increased reporting requirements for the increased consulting activity.

Total operating expenses. Total operating expenses increased from $0 for the three months ended March 31, 2003 to $87,933 for the three months ended March 31, 2004, an increase of $87,933. The increase is primarily attributed to an increase in consulting activity.

Interest expense. Interest expense increased from $0 for the three months ended March 31, 2003 to $7,000 for the three months ended March 31, 2004, an increase of $7,000. The increase is primarily attributed to an increase in convertible debt.

Net Income. Net income increased from $0 for the three months ended March
31, 2003 to net income of $6,854 for the three months ended March 31, 2004, an increase $6,854. The increase is due to the increase in consulting activity.

Current Assets
--------------

Cash. Cash increased from $38,322 at December 31, 2003 to $53,380 at March 31, 2004, an increase of $15,058, primarily as a result of increase in consulting income. Furniture and equipment, net.

Furniture and equipment, net increased from $0 at December 31, 2003 to $1,796 at March 31, 2004, an increase of $1,796.

Discount on convertible debentures, net - Discount on convertible debentures, net decreased from $99,130 at December 31, 2003 to $94,130 at at March 31, 2004, a decrease of $5,000.

Total current assets. Total current assets increased from $137,452 at December 31, 2003 to $149,306 at March 31, 2004, an increase of $11,854, primarily as a result of increased consulting income.

Liabilities
-----------

Accounts payable and accrued expenses. Accounts payable and accrued expenses increased from $210,230 at December 31, 2003 to $215,230 at March 31, 2004, an increase of $5,000, primarily as a result of professional fees incurred during the quarter.

Liabilities. liabilities increased from $310,230 at December 31, 2003, to $315,230 at March 31, 2004, an increase of $5,000, primarily as a result of increased professional fess.

Convertible debt - Convertible debt $100,000 at December 31, 2003 and $100,000 at March 31, 2004.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements under "Description of Business," "Management's
Discussion and Analysis or Plan of Operation," and elsewhere in this Report and in the Company's periodic filings with the Securities and Exchange Commission constitute forward-looking statements. These statements involve known and unknown risks, significant uncertainties and other factors what may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward- looking statements.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates and assumptions provide a basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and these differences may be material.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

ITEM 3.  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

C. Frank Speight, our Principal Executive Officer, has concluded that our disclosure controls and procedures are appropriate and effective. He has evaluated these controls and procedures as of a date within 90 days of the filing date of this report on Form 10-QSB. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Timothy Ellis, our Principal Financial and Accounting Officer, has concluded that our disclosure controls and procedures are appropriate and effective. He has evaluated these controls and procedures as of a date within 90 days of the filing date of this report on Form 10-QSB. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                          PART II - OTHER INFORMATION

Pursuant to the Instructions on Part II of the Form 10-QSB, Items 1, 3, and 5 are omitted.

ITEM 2. CHANGES IN SECURITIES

The following information sets forth certain information for all securities the Company issued from January 1, 2004 through March 31, 2004, in transactions without registration under the Act. There were no underwriters in any of these transactions, nor were any sales commissions paid thereon. The securities were issued pursuant to Section 4(2) of the Act.


ITEM  6  -  EXHIBITS AND REPORTS ON FORM  8-K

(a)     Exhibits:

                                  EXHIBIT INDEX

                          Exhibit No. and Description

31.1      Certification Statement of the Chief Executive Officer pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification Statement of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1      Certification Statement of the Chief Executive Officer pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification Statement of the Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (B) Reports on Form 8-K

       None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                   AMERICAN CAPITAL PARTNERS LIMITED, INC.


By:  /s/  C. Frank Speight                          Date: September 29, 2004
     -------------------------------------
     C. Frank Speight,
     Director  and
     Principal Executive Officer


    By:  /s/  Timothy Ellis                          Date: September 29, 2004
     -------------------------------------
     Timothy Ellis,
     Director  and
     Principal Financial and Accounting  Officer