Form 10QSB
period 2004-06-30
AMERICAN CAPITAL PARTNERS LIMITED INC
filed 2004-09-29
CIK 1114098

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

SIGNATURES

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                     AMERICAN CAPITAL PARTNERS LIMITED, INC
                           CONSOLIDATED BALANCE SHEETS

                                                                          June 30                   December 31,
                                                                            2004                        2003
                                                                   -----------------------     ------------------------
                                                                        (Unaudited)

ASSETS
Current Assets:
          Cash and cash equivalents                                  $      69,164               $      38,322
                                                                   -----------------------     ------------------------

  Total Current Assets                                                      69,164                      38,322

FURNITURE AND EQUIPMENT, net                                                 4,866                             -
                                                                   -----------------------     ------------------------

Discount on Convertible Debt, net                                           89,130                      99,130
                                                                   -----------------------     ------------------------


Total Assets                                                          $    163,160                $    137,452
                                                                   =======================     ========================

LIABILITES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
           Accounts payable and accrued expenses                      $    226,123                $    210,230
                                                                    -----------------------     ------------------------

  Total Current Liabilities                                                226,123                     210,230

 CONVERTIBLE DEBT                                                          100,000                     100,000
                                                                   -----------------------     ------------------------

Total Liabilities                                                          326,123                     310,230
                                                                   -----------------------     ------------------------


Shareholders' Deficiency
Common stock, $.001 par value, 150,000,000 shares
  authorized, 111,393 isseud and outstanding, respectively                     111                         119
Additional paid-in capital                                                 (41,077)                    (41,085)
Accumulated deficit                                                      (121,997)                   (131,812)
                                                                   -----------------------     ------------------------

  Total Shareholders' Deficiency                                          (162,963)                   (172,778)
                                                                   -----------------------     ------------------------

Total Liabilities and Stockholders' Deficiency                        $    163,160                $    137,452
                                                                   =======================     ========================

                     AMERICAN CAPITAL PARTNERS LIMITED, INC
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                             Three Months Ended       Six Months Ended
                                                                                  June 30,                June 30,
                                                                               2004      2003        2004        2003
                                                                         ----------- ----------- ----------- -----------
                                                                         (Unaudited) (Unaudited) (Unaudited) (Unaudited)

REVENUES, Net                                                              $177,661          $-    $279,448          $-
COST OF SALES                                                                     -           -           -           -
                                                                         ----------- ----------- ----------- -----------

GROSS PROFIT                                                                177,661           -     279,448           -
                                                                         ----------- ----------- ----------- -----------

OPERATING EXPENSES:
   General and administrative                                               144,241      10,000     201,892      10,000
   Professional fees                                                         23,459           -      53,741           -

                                                                         ----------- ----------- ----------- -----------
  TOTAL OPERATING EXPENSES                                                  167,700      10,000     255,633      10,000
                                                                         ----------- ----------- ----------- -----------

Operating Income/(loss)                                                       9,961     (10,000)     23,815     (10,000)

OTHER EXPENSES:
Interest expense                                                              7,000           -      14,000           -

                                                                         ----------- ----------- ----------- -----------
PRE-TAX INCOME/(LOSS)                                                         2,961     (10,000)      9,815     (10,000)

Provision for income taxes                                                        -           -           -           -
                                                                         ----------- ----------- ----------- -----------



NET INCOME/(LOSS)                                                            $2,961    $(10,000)     $9,815    $(10,000)
                                                                         =========== =========== =========== ===========

Weighted average number of shares
  outstanding - basic and diluted                                           111,393  20,751,124     111,393  20,751,124
                                                                         =========== =========== =========== ===========

Net Income/(loss) per common share - basic and diluted                        $0.03    $(0.0005)      $0.09    $(0.0005)
                                                                         =========== =========== =========== ===========


                             AMERICAN CAPITAL PARTNERS LIMITED, INC
                             CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                            Three Months Ended       Six Months Ended
                                                                                 June 30,                June 30,
                                                                              2004        2003        2004        2003
                                                                         ----------- ----------------------- -----------
                                                                         (Unaudited) (Unaudited) (Unaudited) (Unaudited)

CASH FLOWS FROM OPERATING
ACTIVITIES:
     Net income/(loss)                                                       $2,961    $(10,000)     $9,815    $(10,000)
     Adjustments to reconcile net loss to net
     cash provided:
     Amortization of Discount on Convertible Debentures                       5,000                  10,000
     Services received for stock                                                  -      10,000           -      10,000
                                                                         ----------- ----------------------- -----------

CHANGES IN OPERATING ASSETS AND
  LIABILITIES
    Increase in accounts payable and accrued expenses                        10,893           -      15,893           -
                                                                         ----------- ----------- ----------- -----------

  NET CASH FLOWS PROVIDED BY OPERATING
  ACTIVITIES:                                                                18,854           -      35,708           -
                                                                         ----------- ----------------------- -----------

CASH FLOWS FROM INVESTING
ACTIVITIES:
    Purchase of furniture and equipment                                      (3,070)          -      (4,866)          -
                                                                         ----------- ----------------------- -----------
  NET CASH USED BY INVESTING
  ACTIVITIES                                                                 (3,070)          -      (4,866)          -
                                                                         ----------- ----------------------- -----------





CASH FLOWS FROM FINANCING
ACTIVITIES                                                                        -           -           -           -
                                                                         ----------- ----------------------- -----------

Change in cash                                                               15,784           -      30,842           -
Cash - Beginning of period                                                  $53,380     $38,322     $38,322     $38,322
                                                                         ----------- ----------------------- -----------
Cash - End of period                                                        $69,164     $38,322     $69,164     $38,322
                                                                         =========== ======================= ===========


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

NOTE 4 - CONVERTIBLE DEBT

The company recorded a Discount on Convertible Debt ("Discount") of $100,000 for the value of a beneficial conversion feature inherent in the Debentures to be amortized as interest expense over a 5-year period. Amortization of the Discount was recorded as interest expense in the accompanying statement of operations during the three-month period ended June 30, 2004.

The Discount, net of amortization consists of the following as of June 30, 2004:

     Beginning Balance of Discount on Convertible Debt as
     of March 31, 2004                                              $ 94,130

     Amortization of interest expense                               ( 5,000)
                                                                      -----

     Discount on Convertible Debt, net                              $ 89,130
                                                                     -------

NOTE 5 -INCOME TAXES

The Company provides for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109 using an asset and liability based approach. Deferred income tax assets and liabilities are recorded to reflect the tax consequences on future years of temporary differences of revenue and expense items for financial statement and income tax purposes.

Sinceits formation the Company has incurred net operating losses. As of December 31, 2003 the Company had a net operating loss carryforward available to offset future taxable income for federal and state income tax purposes.

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

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets at December 31, 2003 are approximately as follows:

     Net operating loss carryforward                                $ 30,000

     Valuation allowance for deferred tax assets                   ( 30,000)
                                                                    -------

     Net deferred tax asset                                           $ -
                                                                      ---


There was no income tax expense incurred during the three-month period ended June 30, 2004.

     NOTE 6 - COMMITMENTS AND CONTINGENCIES

     Litigation, Claims and Assessments

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

The Company's long-term viability as a going concern is dependent on certain key factors, as follows:

     - The Company's ability to continue to obtain sources of outside financing to support near term operations and to allow the Company to continue to make strategic investments.

     - The Company's ability to increase profitability and sustain a cash flow level that will ensure support for continuing operations.


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

                         PART I - FINANCIAL INFORMATION

ITEN 1. CONSOLIDATED FINANCIAL STATEMENTS

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