Form 10QSB
period 2004-09-22
AMERICAN CAPITAL PARTNERS LIMITED INC
filed 2004-11-23
CIK 1114098

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

The number of shares outstanding of the Company's common stock as of September 30, 2004 is shown below:

Title of Class Number of Shares Outstanding Common Stock, par value $.001 per share 111,393.

Documents Incorporated by Reference: None

                     AMERICAN CAPITAL PARTNERS LIMITED, INC
                                   FORM 10-QSB


PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements (unaudited)

Condensed balance sheets at September 30, 2004 and December 31, 2003

Condensed statements of operations for the Nine Months ended September 30, 2004 and 2003

Condensed statements of cash flows for the Nine Months ended September 30, 2004 and 2003

Notes to condensed financial statements

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Item  3  -  Controls and Procedures

PART II  OTHER INFORMATION
--------------------------

Item 1. Legal Proceedings
Item 2. Changes in Securities
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K

Signatures
----------

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

                      NINE MONTHS ENDED SEPTEMBER 30, 2004
                COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

Gross Revenues and Costs of Operations
--------------------------------------

Revenues, net. Revenues increased from $0 for the nine month period ended September 30, 2003 to $529,470 for the nine month period ended September 30, 2004, an increase of $529,470, primarily as a result of an increased in consulting income.

General and administrative expenses. General and administrative expenses increased from $10,000 for the nine months ended September 30, 2003 to $254,775 for the nine months ended September 30, 2004, an increase of $244,775. The increase is primarily due to increased consulting activities.

Professional fees. Professional fees increased from $0 for the nine months ended September 30, 2003 to $53,650 for the nine months ended September 30, 2004, an increase of $53,650. This increase is primarily due increased reporting requirements for the consulting activity.

Total operating expenses. Total operating expenses increased from $10,000 for the nine months ended September 30, 2003 to $511,398 for the nine months ended September 30, 2004, an increase of $501,398. This increase is primarily due increased reporting requirements for the consulting activity and amortization of discount on convertible debentures of $10,000.

Interest expense. Interest expense increased from $0 for the nine months ended September 30, 2003 to $21,000 for the nine months ended September 30, 2004, an increase of $21,000. The increase is primarily attributed to an increase in convertible debt.

Net Income/(Loss). Net loss decreased from a net loss of ($10,000) for the nine months ended September 30, 2003 to net loss of ($2,902) for the nine months ended September 30, 2004. The increase is due to the increase in consulting activity.

                      THREE MONTHS ENDED SEPTEMBER 30, 2004
                COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

Revenues, net. Revenues increased from $0 for the three month period ended September 30, 2003 to $250,,022 for the three month period ended September 30, 2004, an increase of $250,022, primarily as a result of an increased consulting income .

General and administrative expenses. General and administrative expenses increased from $0 for the three months ended September 30, 2003 to $122,422 for the three months ended September 30, 2004, an increase of $122,422. The increase is primarily due to increased consulting activities.

Professional fees. Professional fees increased from $0 for the three months ended September 30, 2003 to $18,100 for the three months ended September 30, 2004, an increase of $18,100. This increase is primarily due increased reporting requirements for the consulting activity.

Total operating expenses. Total operating expenses increased from $0 for the three months ended September 30, 2003 to $255,765 for the three months ended September 30, 2004, an increase of $255,765. This increase is primarily due preparation for the transition into a business development company.

Interest expense. Interest expense increased from $0 for the three months ended September 30, 2003 to $7,000 for the three months ended September 30, 2004, an increase of $7,000. The increase is primarily attributed to an increase in convertible debt.

Net Income/(Loss). Net income decreased from $0 for the three months ended September 30, 2003 to net loss of ($12,717) for the three months ended September 30, 2004. The decrease is due to the increase in consulting activity, amortization of discount on convertible debentures of $5,000 and an increase in interest expenses of $7,000.

Current Assets
--------------

Cash. Cash increased from $38,322 at December 31, 2003 to $73,700 at September 30, 2004, an increase of $35,378, primarily as a result of increase in consulting income. Furniture and equipment, net. Furniture and equipment, net increased from $0 at December 31, 2003 to $6,897 at September 30, 2004, an increase of $6,897.

Discount on convertible debentures, net - Discount on convertible debentures, net decreased from $99,130 at December 31, 2003 to $84,130 at September 30, 2004, a decrease of $15,000.

Total assets. Total assets increased from $38,322 at December 31, 2003 to $80,597 at September 30, 2004, an increase of $42,275, primarily as a result of increased consulting income.

Liabilities
-----------

Accounts payable and accrued expenses. Accounts payable and accrued expenses increased from $210,230 at December 31, 2003 to $240,407 at September 30, 2004, an increase of $30,177, primarily as a result of increased professional fees and interest expense of $21,000.

Liabilities. liabilities increased from $211,100 at December 31, 2003, to $256,277 at September 30, 2004, an increase of $45,177, primarily as a result of increased professional fess and interest expense of $4,000.

Convertible debt - Convertible debt $100,000 at December 31, 2003 and $100,000 at September 30, 2004.

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

                                     PART II
Item 1.  Legal Proceedings

          Not applicable

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

Item 3. Legal Proceedings

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

                                   SIGNATURES
SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

               AMERICAN CAPITAL PARTNERS LIMITED, INC.

                By:  /s/  C. Frank Speight              Date: November 19, 2004
                     ---------------------------
                     C. Frank Speight,
                     Director and
                     Principal Executive Officer


                By:  /s/  Timothy Ellis                 Date: November 19, 2004
                     --------------------------
                     Timothy Ellis,
                     Director and
                     Principal Financial and Accounting Officer