Form 10QSB/A
period 2004-09-30
AMERICAN CAPITAL PARTNERS LIMITED INC
filed 2004-12-01
CIK 1114098

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

Condensed statements of cash flows for the Nine Months ended September 30, 2004and 2003

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

Signatures
----------

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                     AMERICAN CAPITAL PARTNERS LIMITED, INC

                        CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2004
                                   (Unaudited)






                                TABLE OF CONTENTS



                                                             Page

         Consolidated Balance Sheets                           1



         Consolidated Statements of Operations                 2



         Consolidated Statements of Cash Flows                 3



         Notes to the Consolidated Financial Statements      4-5

                     AMERICAN CAPITAL PARTNERS LIMITED, INC
                           CONSOLIDATED BALANCE SHEETS


                                                                           September 30           December 31,
                                                                              2004                   2003
                                                                           ----------             ----------
                                                                           (Unaudited)
ASSETS
Current Assets:
 Cash and cash equivalents                                                 $  73,700              $  38,322
                                                                           ---------              ---------
  Total Current Assets                                                        73,700                 38,322

FURNITURE AND EQUIPMENT, net                                                   6,897                   --
                                                                           ---------              ---------
Total Assets                                                               $  80,597              $  38,322
                                                                           =========              =========
LIABILITES AND SHAREHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable                                                           $ 105,733              $ 105,733
Accrued expenses                                                             134,674                104,497
                                                                           ---------              ---------
  Total Current Liabilities                                                  240,407                210,230

 CONVERTIBLE DEBT, NET                                                        15,870                    870
                                                                           ---------              ---------
Total Liabilities                                                            256,277                211,100
                                                                           ---------              ---------
Shareholders' Deficiency
Common stock, $.001 par value, 150,000,000 shares
  authorized, 111,393 issued and outstanding, respectively                       111                    111
Additional paid-in capital                                                   (41,077)               (41,077)
Accumulated deficit                                                         (134,714)              (131,812)
                                                                           ---------              ---------
  Total Shareholders' Deficiency                                            (175,680)              (172,778)
                                                                           ---------              ---------
Total Liabilities and Shareholders' Deficiency                             $  80,597              $  38,322
                                                                           =========              =========

                     AMERICAN CAPITAL PARTNERS LIMITED, INC
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                               Three Months Ended                     Nine Months Ended
                                                                   September 30,                         September 30,
                                                          -------------------------------       -------------------------------
                                                              2004              2003               2004               2003
                                                          ------------      --------------      ------------       -----------
                                                           (Unaudited)        (Unaudited)        (Unaudited) (Unaudited)
REVENUES, NET                                             $    250,022       $        --        $    529,470       $       --
                                                          ------------       -------------      ------------       ------------
OPERATING EXPENSES:
 General and administrative                                    122,422                --             254,775             10,000
 Compensation                                                   64,143                --             151,873               --
 Directors fees                                                 51,100                --              51,100               --
 Professional fees                                              18,100                --              53,650               --
                                                          ------------       -------------      ------------       ------------
  TOTAL OPERATING EXPENSES                                     255,765                --             511,398             10,000
                                                          ------------       -------------      ------------       ------------
INCOME (LOSS) FROM OPERATIONS                                   (5,743)               --              18,072            (10,000)

OTHER EXPENSES:
 Interest expense                                                7,000                --              21,000               --
 Interest income                                                    26                --                  26               --
                                                          ------------       -------------      ------------       ------------
LOSS BEFORE PROVISION FOR INCOME TAXES                         (12,717)               --              (2,902)           (10,000)
Provision for income taxes                                        --                  --                --                 --
                                                          ------------       -------------      ------------       ------------
NET LOSS                                                  $    (12,717)      $        --        $     (2,902)      $    (10,000)
                                                          ============       =============      ============       ============
Weighted average number of shares
  outstanding - basic and diluted                              111,393          20,751,124           111,393         20,751,124
                                                          ============       =============      ============       ============
Net loss per common share - basic and diluted             $      (0.11)      $        --        $      (0.03)      $      (0.00)
                                                          ============       =============      ============       ============

                     AMERICAN CAPITAL PARTNERS LIMITED, INC
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       Nine Months Ended
                                                                          September 30,
                                                                 2004                    2003
                                                             -----------              ----------
                                                             (Unaudited)              (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                  $ (2,902)               $(10,000)
Adjustments to reconcile net loss to net
  cash provided by operating activities:
     Depreciation expenses                                          782                    --
     Amortization of Discount on Convertible Debt                15,000                    --
     Common stock issued for services rendered                     --                    10,000
Changes in operating assets and liabilities:
    Accounts payable                                               --                      --
    Accrued expenses                                             30,177                    --
                                                               --------                --------
NET CASH FLOWS PROVIDED BY
  (USED IN) OPERATING ACTIVITIES                                 43,057                    --
                                                               --------                --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of furniture and equipment                         (7,679)                   --
                                                               --------                --------
NET CASH FLOWS
  USED IN INVESTING ACTIVITIES                                   (7,679)                   --
                                                               --------                --------
CASH FLOWS FROM FINANCING ACTIVITIES:
NET CASH FLOWS
  USED IN FINANCING ACTIVITIES                                     --                      --
                                                               --------                --------
Net increase in cash flows                                       35,378                    --
Cash and cash equivalents - Beginning of period                  38,322                    --
                                                               --------                --------
Cash and cash equivalents - End of period                      $ 73,700                $   --
                                                               ========                ========


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

American Capital Partners Limited, Inc. ("ACPL" or the "Company") was organized on October 29, 1999 as American IR Technologies, Inc. under the laws of the State of Nevada. On November 18, 2002, American IR Technologies, Inc. changed its name to American Products Corporation with a principal business purpose to design and market consumer electronics that utilize infrared technology.

On October 28, 2003, American Products Corporation consummated an acquisition agreement with ACPL whereby American Products Corporation agreed to issue 50 million shares of its $0.001 par value common stock in exchange for 100% of the outstanding shares of ACPL. The acquisition agreement was accounted for using the purchase method of accounting as applicable to reverse acquisitions whereby the former stockholders of ACPL controlled the common stock of American Products Corporation immediately upon conclusion of the transaction. Under reverse acquisition accounting, the post-acquisition entity was accounted for as a recapitalization of American Products Corporation. The common stock issued was recorded at a value of zero, the fair value of the Company's assets on the acquisition date.

Effective on January 16, 2004, the Company filed amended Articles of Incorporation with the State of Nevada to change its name to American Capital Partners Limited, Inc. The Company is authorized to issue 150,000,000 shares of common stock at a par value of $0.001 per share.

PRINCIPALS OF CONSOLIDATION:

The consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM FINANCIAL STATEMENTS

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company's annual financial statements, notes and accounting policies included in the Company's annual report on Form 10-KSB for the year ended December 31, 2003 as filed with the SEC. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of financial position as of September 30, 2004 and the related operating results and cash flows for the interim period presented have been made. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year.

USE OF ESTIMATES

Use of estimates and assumptions by management is required in the preparation of
financial   statements  in  conformity   with  generally   accepted   accounting
principles. Actual results could differ from those estimates and assumptions.

EARNINGS PER SHARE

Basic earnings per share ("EPS") is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period as required by the Financial Accounting Standards Board (FASB) under Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Shares". Diluted EPS reflects the potential dilution of securities that could share in the earnings.

NOTE 3 - INCOME TAXES

At September 30, 2004, there are no items that give rise to deferred income taxes.


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

 American Capital Partners Limited, Inc.

  By:  /s/  C. Frank Speight                          Date: November 19, 2004
       -------------------------------------
       C. Frank Speight,
       Director  and
       Principal Executive Officer


  By:  /s/  Timothy Ellis                             Date: November 19, 2004
       -------------------------------------
       Timothy Ellis,
       Director  and
       Principal Financial and Accounting  Officer