Form 10KSB
period 2004-12-31
AMERICAN CAPITAL PARTNERS LIMITED INC
filed 2005-03-31
CIK 1114098

UNITED STATES SECURITES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                              For Fiscal Year Ended
                                December 31, 2004

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

Revenues for year ended December 31, 2004: $891,239.00. Aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 30, 2005 was $90,982. Number of shares of the registrant's common stock outstanding as of March 30, 2005 was 111,393.

DOCUMENTS INCORPORATED BY REFERENCE

The information set forth in our definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the "Exchange Act") to be filed with the Securities and Exchange Commission is incorporated herein by reference in response the Items in Part III.

Transitional Small Business Disclosure Format:

         Yes_____  No ___X___

                     AMERICAN CAPITAL PARTNERS LIMITED, INC.
                              REPORT ON FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                                TABLE OF CONTENTS

                                     PART I
                                TABLE OF CONTENTS

                                                                           PAGE

                                     PART I

Item 1.   Description of the Business .....................................  1
Item 2.   Description of the Property ..................................... 11
Item 3.   Legal Proceedings ............................................... 11
Item 4.   Submission of Matters to Vote of Security Holders ............... 12

                                 PART II

Item 5.   Market for Common Equity and Related Stockholder Matters ........ 13
Item 6.   Management's Discussion and Analysis ............................ 14
Item 7.   Financial Statements ............................................ 18
Item 8.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure   18
Item 8A.  Controls and Procedures ......................................... 18
Item 8B.  Other Information ............................................... 18

                                PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons .... 19
Item 10.  Executive Compensation .......................................... 21
Item 11.  Security Ownership of Certain Beneficial Owners and Management .. 23
Item 12.  Certain Relationships and Related Transactions .................. 24

                                 PART IV

Item 13   Exhibits and Reports on Form 8-K................................. 26
Item 14.  Principal Accountant Fees and Services .......................... 27

Signatures ................................................................ 28

                                     PART I


THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 PROVIDES A "SAFE HARBOR" FOR FORWARD LOOKING STATEMENTS. This Form 10-KSB contains statements that are not historical facts. These statements are called "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve important known and unknown risks, uncertainties and other factors and can be identified by phrases using "estimate," "anticipate," "believe," "project," "expect," "intend," "predict," "potential," "future," "may," "should" and similar expressions or words. Our future results, performance or achievements may differ materially from the results, performance or achievements discussed in the forward-looking statements. There are numerous factors that could cause actual results to differ materially from the results discussed in forward-looking statements, including:


     o Changes in existing securities laws, both state and federal including the introduction of new laws, regulations or policies that could affect our business practices: these laws, regulations or policies could impact our industry as a whole, or could impact only those portions in which we are currently active.

     o Armed conflicts and other military actions: the considerable political and economic uncertainties resulting from these events, could adversely affect our order intake and sales, particularly in the securities market.

     o Changes in economic conditions, including changes in interest rates, financial market performance and our industry: these types of changes can impact the economy in general, resulting in a downward trend that impacts not only our business, but all companies with which we invest; or, the changes can impact only those parts of the economy upon which we rely in a unique fashion.

     o Factors that we have discussed in previous public reports and other documents filed with the Securities and Exchange Commission.

This list provides examples of factors that could affect the results described by forward-looking statements contained in this Form 10-KSB. However, this list is not intended to be exhaustive; many other factors could impact our business and it is impossible to predict with any accuracy which factors could result in which negative impacts. Although we believe that the forward-looking statements contained in this Form 10-KSB are reasonable, we cannot provide you with any guarantee that the anticipated results will be achieved. All forward-looking statements in this Form 10-KSB are expressly qualified in their entirety by the cautionary statements contained in this section and you are cautioned not to place undue reliance on the forward-looking statements contained in this Form 10-KSB. In addition to the risks listed above, other risks may arise in the future, and we disclaim any obligation to update information contained in any forward-looking statement.

ITEM 1. DESCRIPTION OF BUSINESS

This summary highlights important information about our company and business. Because it is a summary, it may not contain all of the information that is important to you. To understand this offering fully, you should read this entire report and the financial statements and related notes included in this report carefully. Unless the context requires otherwise, "WE," "US," "OUR", " and the "COMPANY" and similar terms refer to American Capital Partners Limited, Inc., while the term "ACP" refers to American Capital Partners Limited, Inc. in its corporate capacity.

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


OVERVIEW

In the first step of the plan, the Company acquired American Capital Partners Limited, Inc. ("ACP"), a development stage company with the expertise to enable the company to become a Business Development Company ("BDC") as outlined in the Investment Company Act of 1940, as amended (the "1940 Act"). The Company will operate as a closed end mutual fund. The investment objective of the Fund is to provide its shareholders with current income and long-term capital appreciation by investing primarily in privately placed securities of small public companies. The Company notified the Securities and Exchange Commission that it elects, pursuant to the provisions of section 54(a) of the Investment Company Act of 1940, to be subject to the provisions of sections 55 through 65 of the Investment Company Act of 1940 and accordingly, the Company is BDC.

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

RISK FACTORS

In addition to the other information included in this Annual Report on Form 10-KSB, we are subject to various risk factors: Our most significant risks and uncertainties are described below; however, they are not the only risks that we face. If any of the following risks actually occurs, our business, financial condition, liquidity, results of operations and prospects for growth could be materially adversely affect and the trading of our common stock could decline. We make various statements in this section which constitute "forward-looking statements" under Section 27A of the Securities Act of 1933. See "Forward-Looking Statements."

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

ITEM 2. DESCRIPTION OF PROPERTY
--------------------------------

As of December 31, 2004, the address for the corporate offices at 319 Clematis Street, Suite 211, West Palm Beach, FL 33401. The 1650 square foot office space is rented at a cost of $1500 per month

ITEM 3. LEGAL PROCEEDINGS
--------------------------

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

          o Mark Kane, an individual sued American Capital Partners Limited, Inc. on February 18, 2004, Case No. A480784, Mark Kane vs. American Capital Partners Limited, Inc. formerly known as
               American Product Corp. in the District Court of Clark County, Nevada for claims of $10,000. The Company is in the process of settling with Mr. Kane. No assurances can be given that a settlement can be reached.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2004.

                                     PART II
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of December 31, 2004, ACP had 111,393 shares of common stock and had approximately 60 certificate stockholders of record.

The following table sets forth certain information as to the high and low bid quotations quoted on the OTC Bulletin Board for 2002, 2003 and 2004. Information with respect to over-the-counter bid quotations represents prices between dealers, does not include retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

Our common stock par value $0.001 per share (the "Common Stock") is now reported on the "pink sheets" under the symbol APRJ. The bid price of our common stock was $2.50 per share on March 30, 2005.

There was active trading market for the Common Stock in the year 2001. The Company's Common Stock commenced trading on January 5, 2001.


                          Period           High       Low
                         --------         ------     -----
                          2002
First Quarter                             0.120       0.030
Second Quarter                            0.040       0.010
Third Quarter                             0.031       0.010
Fourth Quarter                            0.030       0.010

                          2003
First Quarter                             0.020       0.007
Second Quarter                            0.007       0.004
Third Quarter                             0.025       0.004
Fourth Quarter                            0.010       0.010

                          2004
First Quarter                             12.57        3.00
Second Quarter                             3.00        2.00
Third Quarter                              2.00        2.00
Fourth Quarter                             2.10        2.10







SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

------------------------------- ---------------------------- ---------------------------- ----------------------------
                                Number of Securities to be   Weighted-average price of    Number of Securities
                                issued upon exercise of      outstanding options          remaining available for
                                outstanding options,         warrants and rights          future issuance under
                                warrants and rights                                       equity compensation
                                                                                          plans(excluding securities
                                                                                          reflected in column (a))
------------------------------- ---------------------------- ---------------------------- ----------------------------
                                (a)                          (b)                           (c)
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation plans       -0-                          -0-                          -0-
approved by security holders
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation plans not   -0-                          -0-                          -0-
approved by security holders
------------------------------- ---------------------------- ---------------------------- ----------------------------
TOTAL                           -0-                          -0-                          -0-
------------------------------- ---------------------------- ---------------------------- ----------------------------

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

Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. During the year ended December 31, 2004 and 2003, the Company reported net losses of ($14,916) and ($135,638) respectively.

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

In 2004, we made certain investments in securities, the gains from such investments currently represent almost all of our assets. The following is a summary of the investments in available-for-sale securities classified as current assets at December 31, 2004:


----------------------------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE                                UNREALIZED              GROSS            ESTIMATED FAIR
SECURITIES                       COST             GAIN (LOSS)             VALUE                 VALUE
----------------------------------------------------------------------------------------------------------
Equity securities              $23,856              $1,561               $25,417               $25,417
                               -------              ------               -------               -------


The following is a summary of the investments in available-for-sale securities classified as non-current assets at December 31, 2004:

----------------------------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE                                UNREALIZED              GROSS            ESTIMATED FAIR
SECURITIES                       COST             GAIN (LOSS)             VALUE                 VALUE
------------------------- ------------------- -------------------- --------------------- -----------------
Equity securities              $27,518             $265,696              $293,214             $293,214
                               -------             --------              --------             --------


                         PERIOD ENDED DECEMBER 31, 2004
                   COMPARED TO PERIOD ENDED DECEMBER 31, 2003

GROSS REVENUES AND COSTS OF OPERATIONS
--------------------------------------

GROSS REVENUES. Gross Revenues increased from $0 for the period months ended December 31, 2003 to $891,239 for the period ended December 31, 2004, an increase of $891,239. The increase is primarily due to revenues realized from investments in securities.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased from $74,178 for the period ended December 31, 2003 to $521,789 for the period ended December 31, 2004, an increase of $447,611. The increase is primarily due to costs associated with implementing the business plan as a Business Development Company.

TOTAL OPERATING EXPENSES. Total Operating Expenses increased from $74,178 for the period ended December 31, 2003 to $901,134 for the period ended December 31, 2004, an increase of $826,956. The increase is primarily due to costs associated with implementing the business plan as a Business Development Company, including general and administrative expenses, compensation expenses of $248,055, directors fees and professional fees.

NET LOSS. Net loss decreased from $75,398 for the period ended December 31, 2003 to net loss of $14,916 for the period ended December 31, 2004, a decrease $60,482. This decrease is due to offset of the revenues against the increased net loss.

CURRENT ASSETS

CASH. Cash increased from $38,322 at December 31, 2003 to $64,011 at December 31, 2004, an increase of $25,689.

TOTAL ASSETS: Total Assets increased from $38,322 at December 31, 2003 to $390,344 at December 31, 2004, an increase of $352,022. This increase was primarily due to the addition of current investments of $25,417 and non-current investments of $293,214.

LIABILITIES

ACCOUNTS PAYABLE AND ACCRUED EXPENSES. Accounts payable and accrued expenses increased from $210,230 at December 31, 2003 to $289,911 at December 31, 2004, an increase of $78,981.

TOTAL LIABILITIES - Total Liabilities increased from $310,330 at December 31, 2003 to $310,781 at December 31, 2004, an increase of $451., primarily due to a decrease of $79,130 in Convertible debt offset by the increase in Accounts payable and accrued expenses of $78,981.


                         PERIOD ENDED DECEMBER 31, 2003
                   COMPARED TO PERIOD ENDED DECEMBER 31, 2002

GROSS REVENUES AND COSTS OF OPERATIONS

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased from $0 for the period ended December 31, 2002 to $74,178 for the period ended December 31, 2003, an increase of $74,178. The increase is primarily due to increased startup costs.

NET LOSS. Net loss increased from $0 for the period ended December 31, 2002 to net loss of $75,398 for the period ended December 31, 2003, an increase $75,398. The increase is due to the increase in startup costs.

CURRENT ASSETS

CASH. Cash increased from $0 at December 31, 2002 to $38,322 at December 31, 2003, an increase of $38,322.

DISCOUNT ON CONVERTIBLE DEBENTURES, NET - Discount on convertible debentures, net increased from $0 at December 31, 2002 to $99,130 at December 31, 2003, an increase of $99,130.

LIABILITIES

ACCOUNTS PAYABLE AND ACCRUED EXPENSES. Accounts payable and accrued expenses increased from $0 at December 31, 2002 to $210,230 at December 31, 2003, an increase of $210,230.

CONVERTIBLE DEBT - Convertible debt increased from $0 at December 31, 2002 to $100,000 at December 31, 2003, an increase of $100,000.





PLAN OF OPERATIONS

The Company acquired American Capital Partners Limited, Inc. ("ACP"), a development stage company with the expertise to enable the company to become a Business Development Company ("BDC") as outlined in the Investment Company Act of 1940, as amended (the "1940 Act"). The Company will operate as a closed end mutual fund. The investment objective of the Fund is to provide its shareholders with current income and long-term capital appreciation by investing primarily in privately placed securities of small public companies. The Company notified the Securities and Exchange Commission that it elects, pursuant to the provisions of section 54(a) of the Investment Company Act of 1940, to be subject to the provisions of sections 55 through 65 of the Investment Company Act of 1940 and accordingly, the Company is BDC.

Management intends to seek out and pursue private companies or thinly traded public companies and provide financing to such entities through the use of senior debt, mezzanine finance and equity finance which, management anticipates that it will result in capital appreciation and a solid dividend yield for the Company. Management does not intend to target any particular industry but, rather, intends to judge any opportunity on its individual merits.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations and other working capital requirements principally from its investments in securities. The Company has elected to be treated as a Business Development Company under the Small Business Incentive Act of 1980, which modified the 1940 Act and intends to raise capital and make investments in accordance with the requirements of a Business Development Company. Capital will be required for the first and second quarter of fiscal 2005 for the Company to continue to satisfy its cash requirements and maintain a business plan focusing on raising the capital needed to make investments. The Company expects to raise additional capital but no assurances can be given that any capital will be raised or investments made subsequent to any capital raise will generate profits. The notes in the audited financial statements at and for the year ended December 31, 2005, contain an explanatory paragraph raising doubt of the Company's ability to continue as a going concern. Note 2 to the unaudited financial statements at and for the year ended December 31, 2004 describe the conditions which raise this doubt and management's plans.

OFF BALANCE SHEET ARRANGEMENT

During the year ended December 31, 2004, the Company had no off balance sheet arrangements.


ACCOUNTING POLICIES SUBJECT TO ESTIMATION AND JUDGMENT

Management's Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. When preparing our financial statements, we make estimates and judgments that affect the reported amounts on our balance sheets and income statements, and our related disclosure about contingent assets and liabilities. We continually evaluate our estimates, including those related to revenue, allowance for doubtful accounts, reserves for income taxes, and litigation. We base our estimates on historical experience and on various other assumptions, which we believe to be reasonable in order to form the basis for making judgments about the carrying values of assets and liabilities that are not readily ascertained from other sources. Actual results may deviate from these estimates if alternative assumptions or condition are used.

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

ITEM 8A. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and our Principal Accounting Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period cover by this Annual Report on Form 10-KSB. Based upon that evaluation, our CEO and our Principal Accounting Officer have concluded that the design and operation of our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There has been no change in our internal controls over financial reporting that occurred during the period covered by this Annual Report on Form 10-KSB that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

 While we believe our disclosure controls and procedures and our internal control over financial reporting are adequate, no system of controls can prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with its policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 8B.   OTHER INFORMATION

We filed the following current reports on Form 8-K during the three months ended December 31, 2004:

On December 8, 2004, we reported that, on December 6, 2004, the Company filed an election with the SEC under Form N54-A, to be treated as a Business Development Company under Section 55 of the Investment Company Act of 1940.

                                    PART III

ITEM 9. DIRECTORS AND OFFICERS OF THE REGISTRANT

         Except as set forth herein, the information set forth in our definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the "Exchange Act") to be filed with the Securities and Exchange Commission is incorporated herein by reference in response to this Item 10.

ITEM 10.  EXECUTIVE COMPENSATION

      The information set forth in our definitive Proxy Statement pursuant to Regulation 14A of the Exchange Act to be filed with the Securities and Exchange Commission is incorporated herein by reference in response to this Item 10.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The information set forth in our definitive Proxy Statement pursuant to Regulation 14A of the Exchange Act to be filed with the Securities and Exchange Commission is incorporated herein by reference in response to this Item 11.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information set forth in our definitive Proxy Statement pursuant to Regulation 14A of the Exchange Act to be filed with the Securities and Exchange Commission is incorporated herein by reference in response to this Item 12.

ITEM 13. EXHIBITS

(a) The following documents are filed as part of this report

     Exhibit 14.1   Code of Ethics

     Exhibit 23.1   Consent of Independent Auditors

     Exhibit 24.1   Power of Attorney

     Exhibit 31.1-- Certification  of  Principal  Executive  Officer of American
                    Capital Partners Limited, Inc. required by Rule 13a - 14(1) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     Exhibit 31.2-- Certification of Principal  Financial and Accounting Officer
                    of American Capital Partners Limited, Inc. required by Rule 13a - 14(1) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     Exhibit 32.1-- Certification  of  Principal  Executive  Officer of American
                    Capital Partners Limited, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

     Exhibit 32.2-- Certification of Principal  Financial and Accounting Officer
                    of  American  Capital  Partners  Limited,  Inc.  pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

YEAR ENDED DECEMBER 31, 2004

Audit Fees: The aggregate fees, including expenses, billed by the Company's principal accountant in connection with the audit of our consolidated financial statements for the most recent fiscal year and for the review of our financial information included in our Annual Report on Form 10-KSB; and our quarterly reports on Form 10-QSB during the fiscal year ending December 31, 2004 was $18,500.

Audit Related Fees: The aggregate fees, including expenses, billed by the Company's principal accountant for services reasonably related to the audit for the year ended December 31, 2004 were $0.00.

All Other Fees: The aggregate fees, including expenses, billed for all other services rendered to the Company by its principal accountant during year 2004 was $-0-.

YEAR ENDED DECEMBER 31, 2003

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


AUDITOR INDEPENDENCE

Our Board of Directors considers that the work done for us in the year ended December 31, 2004 by Jewett Schwartz & Associates, L.L.P. is compatible with maintaining Jewett Schwartz & Associates, L.L.P.'s independence.

AUDITOR'S TIME ON TASK

All of the work expended by Jewett Schwartz & Associates, L.L.P. on our December 31, 2004 audit was attributed to work performed by Jewett Schwartz & Associates, L.L.P.'s full-time, permanent employees.

                     AMERICAN CAPITAL PARTNERS LIMITED, INC

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2004



                                TABLE OF CONTENTS





Page

Report of Independent Registered Public Accounting Firm        F-2

Consolidated Balance Sheet                                     F-3

Consolidated Statements of Operations                          F-4

Consolidated Statements of Changes in Shareholders'
    Equity (Deficiency)                                        F-5

Consolidated Statements of Cash Flows                          F-6

Notes to Consolidated Financial Statements                   F- 7 - 15

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Shareholders of American Capital Partners Limited, Inc.

We have audited the accompanying consolidated balance sheet of American Capital Partners Limited, Inc as of December 31, 2004 and the related statements of operations, changes in shareholders' equity, and cash flows for the year ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of American Capital Partners Limited, Inc. as of and for the year ended December 31, 2003 were audited by other auditors whose report dated March 3, 2003, on those statements included an explanatory paragraph that described the consolidated financial statements were prepared assuming that the Company will continue as a going concern and those statements did not include any adjustments resulting from that uncertainty.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Capital Partners Limited, Inc. as of December 31, 2004 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has operating and liquidity concerns, has an accumulated deficit of $146,728 at December 31, 2004, current liabilities exceeded current assets by $200,483 at December 31, 2004 and incurred a net loss of $14,916 during 2004. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

JEWETT, SCHWARTZ & ASSOCIATES
Hollywood, Florida
March 30, 2005

                     AMERICAN CAPITAL PARTNERS LIMITED, INC.
                           CONSOLIDATED BALANCE SHEET


                                                                December 31,
                                                                    2004
                                                                 ---------
                                     ASSETS

Current Assets:
         Cash and cash equivalents                               $  64,011
         Investments - current:
               Available for sale securities
                     equities at fair market value                  25,417
                                                                 ---------
               Total Current Assets                                 89,428
         Investments - non-current:
               Available for sale securities
                     equities at fair market value                 293,214
         Furniture and equipment, net                                7,702
                                                                 ---------
               Total Assets                                      $ 390,344
                                                                 =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
         Accounts payable                                        $ 109,224
         Accrued expenses                                          180,687
                                                                 ---------
               Total Current Liabilities                           289,911
CONVERTIBLE DEBT, NET                                               20,870
                                                                 ---------
               Total Liabilities                                   310,781
                                                                 ---------
COMMITMENTS AND CONTINGENCIES (See Note 8)
Shareholders' Equity:
Common stock, $.001 par value, 150,000,000 shares
   authorized; 111,393 shares issued and outstanding                   111
Additional paid-in capital                                         (41,077)
Accumulated deficit                                               (146,728)
Accumulated other comprehensive income (loss)                      267,257
                                                                 ---------
  Total Shareholders' Equity                                        79,563
                                                                 ---------
Total Liabilities and Shareholders' Equity                       $ 390,344
                                                                 =========

                     AMERICAN CAPITAL PARTNERS LIMITED, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                            Year Ended
                                                                           December 31,
                                                                     ----------------------
                                                                        2004        2003
                                                                     -----------  ----------
REVENUES                                                             $ 891,239    $    --

Operating Expenses:
            General and administrative                                 521,789       74,178
            Compensation                                               248,055         --
            Directors fees                                              66,100
            Professional fees                                           65,190         --
                                                                     ---------    ---------
            Total Operating Expenses                                   901,134       74,178
                                                                     ---------    ---------
Income (loss) from operations                                           (9,895)     (74,178)

OTHER INCOME (EXPENSE)
Interest income                                                             23         --
Interest expense                                                        (5,044)      (1,220)
                                                                     ---------    ---------
Loss before provision for income taxes                                 (14,916)     (75,398)
Income tax expense                                                        --           --
                                                                     ---------    ---------
NET LOSS                                                             $ (14,916)   $ (75,398)
                                                                     =========    =========
Comprehensive Income

            Unrealized gains on available-for-sale securities, net     267,257         --
                                                                     ---------    ---------
            Total Comprehensive Income                               $ 252,341    $ (75,398)
                                                                     =========    =========
Net loss per share - basic and diluted                               $   (0.13)   $   (1.03)
                                                                     =========    =========
Weighted average number of shares
              outstanding - basic and diluted                          111,393       73,089
                                                                     =========    =========

                    AMERICAN CAPITAL PARTNERS LIMITED, INC.
     CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIENCY)



                                                                                                Accumulated
                                                Common Stock                                        Other          Total
                                           ------------------------   Additional   Accumulated  Comprehensive   Shareholders'
                                              Shares      Amount    Paid-in Capital Deficit        Income        Deficiency
                                           ------------------------  -----------   --------     -------------  ---------------
Balance at December 31, 2002                   83,333    $      83   $      17    $    (100)                     $          --
Deemed issuance of common stock at par
  value                                        35,690           36         (36)         --                                  --
Recapitalization                                  --            --     (41,066)     (56,314)                            (97,380)
Cancellation of common stock at par value      (7,630)          (8)          8          --                                  --
Net loss                                          --            --          --      (75,398)                            (75,398)
                                           ----------    ---------  ----------    ---------     -------------  ----------------
Balance at December 31, 2003                  111,393    $     111   $ (41,077)   $(131,812)                     $     (172,778)

Unrealized gain on available-for-sale
securities, net                                   --           --           --           --           267,257           267,257
Net loss                                          --           --           --      (14,916)                --           (14,916)
                                           ----------    ---------   ---------    ---------     --------------  ---------------
Balance at December 31, 2004                  111,393    $     111   $ (41,077)   $(146,728)      $    267,257   $       79,563
                                           ==========    =========   =========    ========      ==============  ===============


                    AMERICAN CAPITAL PARTNERS LIMITED, INC.
                            STATEMENTS OF CASH FLOWS


                                                                        Year Ended
                                                                       December 31,
                                                                  ----------------------
                                                                     2004        2003
                                                                  --------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                     $ (14,916)   $ (75,398)
     Adjustments to reconcile net loss to net
       cash provided (used) by operating activities:
              Depreciation expense                                      782         --
              Amortization of discount on convertible debt           20,000          870
              Common stock based revenue                            (43,942)        --
     Changes in operating assets and liabilities:
              Increase in accounts payable and accrued expenses      79,681       12,850
                                                                  ---------    ---------
Net cash provided by (used in) operating activities                  41,605      (61,678)
                                                                  ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
              Purchase of available-for-sale securities              (7,432)        --
              Purchases of furniture and equipment                   (8,484)        --
                                                                  ---------    ---------
Net cash used in investing activities                               (15,916)        --
                                                                  ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
              Proceeds from issuance of debentures                     --        100,000
                                                                  ---------    ---------
Net cash provided by financing activities                              --        100,000
                                                                  ---------    ---------
Net increase in cash                                                 25,689       38,322
Cash - Beginning of period                                           38,322         --
                                                                  ---------    ---------
Cash - End of period                                              $  64,011    $  38,322
                                                                  =========    =========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Assumption of liabilities in recapitalization                     --        420,025
     Extinguishment of amount due to related party                     --        172,645
    Unrealized gain on available for sale securities, net           267,257         --
                                                                  =========    =========
Total non-cash investing and financing activities                 $ 267,257    $ 592,670

SUPPLEMENTAL INFORMATION:
     Cash paid for interest                                       $    --            $--
                                                                  ========     =========
     Cash paid for income taxes                                   $    --            $--
                                                                  =========    =========

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

NOTE 2 - GOING CONCERN

These financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has an accumulated deficit of $146,728 at December 31, 2004, current liabilities exceeded current assets by $200,483 at December 31, 2004 and incurred a net loss of $14,916 during 2004. The Company's independent registered public accountants included a "going concern" paragraph in their audit report accompanying these consolidated financial statements that cautions users of the statements that the Company needs to seek new sources or methods of financing or revenue to pursue its business strategy. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company anticipates that future revenue will be sufficient to cover certain operating expenditures, and, in the interim, will continue to pursue additional capital investment. However, there can be no assurance that the Company will be able to successfully acquire the necessary capital investment or revenue to continue their on-going efforts and continue operations. These factors, among others, create an uncertainty about the Company's ability to continue as a going concern.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2004. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents, accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for cash and cash equivalents, accounts payable and accrued expenses because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

REVENUE RECOGNITION

The Company recognizes revenues in accordance with the guidance in the Securities and Exchange Commission Staff Accounting Bulletin 104. Revenue is recognized when persuasive evidence of an arrangement exists, as services are provided over the term of a service contract, and when collection of the fixed or determinable selling price is reasonable assured. The Company follows EITF 00-8 "Accounting by a Grantee for an Equity Instrument to be Received in Conjunction with Providing Goods or Services" when determining the measurement date to value securities received for services.

ADVERTISING COSTS

The Company expenses all costs of advertising as incurred. There were no advertising costs included in general and administrative expenses for the year ended December 31, 2004.

LOSS PER SHARE

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

COMPREHENSIVE INCOME

Comprehensive income includes net loss as currently reported by the Company adjusted for other comprehensive income, net of comprehensive losses. Other comprehensive income for the Company consists of unrealized gains and losses related to the Company's equity securities accounted for as available-for-sale with changes in fair value recorded through stockholders' equity.

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has recently issued several new accounting pronouncements which may apply to the Company.

In May 2003, the FASB issued Statement No. 149; "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This Statement establishes standards for certain changes in the accounting treatment of derivative contracts. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except for certain provisions that relate to Statement No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, which should continue to be applied in accordance with their respective effective dates. The guidance should be applied prospectively. The adoption of Statement No. 149 is not expected to have a material impact on the Company's financial position, results of operations, or liquidity.

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

  In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities". This interpretation represents an interpretation of Accounting Research Bulletin No. 51. The accounting research bulletin requires that a Company's financial statements include subsidiaries in which the Company has a controlling financial interest. Financial statement interpretation No. 46 gives guidance on identifying variable interest entities and on assessing whether a Company's investment in a variable interest entity requires consolidation thereof. This interpretation is effective immediately for investments made in variable interest entities after January 31, 2003 and it is effective in the first fiscal year or interim period beginning after June 15, 2003 for investments in variable interest entities made prior to February 1, 2003. The adoption of FASB Interpretation No. 46 is not expected to have a material impact on the Company's financial position, results of operations or liquidity.

NOTE 4 - INVESTMENTS

The following is a summary of the investments in available-for-sale securities classified as current assets at December 31, 2004:

-------------------------------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE                                UNREALIZED              GROSS            ESTIMATED FAIR
SECURITIES                       COST             GAIN (LOSS)             VALUE                 VALUE
-------------------------------------------------------------------------------------------------------------
Equity securities              $23,856              $1,561               $25,417               $25,417
                               -------              ------               -------               -------


During 2004 we purchased 42,000 shares of freely trading common stock for $23,856 in the same publicly held company as discussed above. In accordance with FAS 115, we recorded the 23,856 shares of common stock as "available-for-sale" securities, a current asset and the resulting $1,561 unrealized gain has been classified as a separate component of stockholders' equity - accumulated other comprehensive income.

The following is a summary of the investments in available-for-sale securities classified as non-current assets at December 31, 2004:

--------------------------------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE                                UNREALIZED              GROSS            ESTIMATED FAIR
SECURITIES                       COST             GAIN (LOSS)             VALUE                 VALUE
--------------------------------------------------------------------------------------------------------------
Equity securities              $27,518             $265,696              $293,214             $293,214
                               -------             --------              --------             --------

During 2004 we purchased 3,156,905 shares of freely trading common stock for $27,518 in the same publicly held company as discussed above. In accordance with FAS 115, we recorded the 3,156,905 shares of common stock as "available-for-sale" securities, a non-current asset and the resulting $265,696 unrealized gain has been classified as a separate component of stockholders' equity - accumulated other comprehensive income.

NOTE 5 - CONVERTIBLE DEBT

In December 2003, the Company issued two 5-year 8% Convertible Debentures ("Debentures") each in the principal amount of $50,000, to two incorporated shareholders for the sole purpose of funding ongoing operations. The Debentures are convertible upon issuance into shares of common stock at the option of the shareholders. The number of shares of common stock issuable upon a conversion shall be determined by the quotient obtained by dividing the outstanding principal amount of the Debentures to be converted by one-half the average closing market price of the shares. The holders agree that on December 15, 2008, they shall elect to convert the outstanding principal and interest to equity. The Debentures pay interest to the holders on the aggregate unconverted and then outstanding principal amount of the Debentures, payable in cash or equivalent shares of common stock at an interest rate of 8% per annum, payable on each Conversion Date, as defined. Interest expense of $5,044 was recorded during 2004.

The company recorded a Discount on Convertible Debt ("Discount") of $100,000 for the value of a beneficial conversion feature inherent in the Debentures to be amortized as interest expense over a 5-year period. Amortization of the Discount was recorded as interest expense in the accompanying statement of operations during 2004.

Convertible debt, net consists of the following as of December 31, 2004:


                  Convertible Debt                    $100,000
                  Discount on Convertible Debt        (100,000)
                  Amortization of discount              20,870
                                                      --------
                  Convertible Debt, net               $ 20,870
                                                      --------

NOTE 6 -INCOME TAXES

     The Company provides for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109 using an asset and liability based approach. Deferred income tax assets and liabilities are recorded to reflect the tax consequences on future years of temporary differences of revenue and expense items for financial statement and income tax purposes.

Since its formation the Company has incurred net operating losses. As of December 31, 2004 the Company had a net operating loss carryforward available to offset future taxable income for federal and state income tax purposes.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets at December 31, 2004 are approximately as follows:

    Net operating loss carryforward                   $90,314
    Valuation allowance for deferred tax assets       (90,314)
                                                       ------
    Net deferred tax asset                            $   -0-
                                                      --------

There was no income tax expense incurred during 2003 and 2004.

NOTE 7 - RELATED PARTY TRANSACTIONS
EXTINGUISHMENT OF AMOUNT DUE TO RELATED PARTY

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

NOTE 8 - SHAREHOLDERS' DEFICIENCY

REVERSE MERGER

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

COMMON STOCK REVERSE SPLIT

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

NOTE 8 - COMMITMENTS AND CONTINGENCIES

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

          o Mark Kane, an individual sued American Capital Partners Limited, Inc. on February 18, 2004, Case No. A480784, Mark Kane vs. American Capital Partners Limited, Inc. formerly known as
               American Product Corp. in the District Court of Clark County, Nevada for claims of $10,000. The Company is in the process of settling with Mr. Kane. No assurances can be given that a settlement can be reached.

                                   SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the undersigned has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, there unto duly authorized, in the City of West Palm Beach, Florida, on March 31, 2005.

AMERICAN CAPITAL PARTNERS LIMITED, INC.



BY: /S/ C. FRANK SPEIGHT                               Date: March 31, 2005
   -------------------------------------
    C. Frank Speight
    Principal Executive Officer and Director


Pursuant to the requirements of the Securities Exchange Act of 1933, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


By: /s/ C. Frank Speight
----------------------------------
C. Frank Speight, Principal
Executive Officer and Director
Date: March 31, 2005



By: /s/ Timothy Ellis
----------------------------------
Timothy Ellis, Principal Financial
and Accounting Officer and Director
Date:  March 31, 2005