Form 10QSB
period 2005-03-31
AMERICAN CAPITAL PARTNERS LIMITED INC
filed 2005-05-24
CIK 1114098

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ________________

                                   FORM 10-QSB
                                ________________

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005


                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 000-31663


                     AMERICAN CAPITAL PARTNERS LIMITED, INC.

                 (Name of small business issuer in its charter)


              Nevada                                    88-0440536


   (State or other jurisdiction                       (I.R.S.Employer
        of incorporation)                            Identification No.)

            319 Clematis Street, Suite 211, West Palm Beach, FL 33401
               (Address of principal executive offices)(Zip Code)

                                 (561) 366-9211
                (Registrant's telephone no., including area code)

         Securities registered under Section 12(b) of the Exchange Act:
                                      None

         Securities registered under Section 12(g) of the Exchange Act:
                    Common Stock, $0.001 par value per share
                                (Title of Class)



Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of May 23, 2005, there were 111,393 shares of the registrant's common stock outstanding.

                     AMERICAN CAPITAL PARTNERS LIMITED, INC.


Part I.  Financial Information                                              Page

Item 1.  Condensed Consolidated Financial Statements and Notes to
          Consolidated Financial Statements

  (a)    Consolidated Balance Sheet for the Three Months Ended
          March 31, 2005 (unaudited)                                           3

  (b)    Condensed Statements of Operations for the Three Months Ended
          March 31, 2005 and 2004 (unaudited)                                  4

  (c)    Consolidated Statements of Cash Flows for the Three Months
          Ended March 31, 2005 and 2004 (unaudited)                            5

  (d)    Notes to Consolidated Financial Statements (unaudited)                6


Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           11

Item 3.  Controls and Procedures                                              15


Part II.  Other Information

Item 1.  Legal Proceedings                                                    16

Item 2.  Changes in Securities                                                16

Item 3.  Defaults Upon Senior Securities                                      16

Item 4.  Submission of Matters to a Vote of Security Holders                  16

Item 5.  Other Information                                                    16

Item 6.  Exhibits and Reports on Form 8-K                                     16

  Signatures                                                                  18

PART I FINANCIAL INFORMATION

General

     The accompanying reviewed financial statements have been prepared in accordance with the instructions to Form 10-QSB. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flow, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the company's annual report on Form 10-KSB for the year ended December 31, 2004. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended March 31, 2005 are not necessarily indicative of the results that can be expected for the year ended December 31, 2005.

                     AMERICAN CAPITAL PARTNERS LIMITED, INC.

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2005
                                   (Unaudited)






                                TABLE OF CONTENTS



                                                                          Page

     Condensed Consolidated Balance Sheets                                   2



     Condensed Consolidated Statements of Operations                         3



     Condensed Consolidated Statements of Cash Flows                         4



     Notes to the Condensed Consolidated Financial Statements              5-6

                     AMERICAN CAPITAL PARTNERS LIMITED, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET


                                                          March 31,
                                                            2005
                                                       ---------------
                                                         (Unaudited)

                                ASSETS

Current
 Assets:
    Cash and cash equivalents                          $       17,027
    Investments - current:
        Available for sale securities
         equities at fair market value                         10,110
                                                       ---------------

        Total Current Assets                                   27,137

    Investments - non-current:
        Available for sale securities
         equities at fair market value                        246,849
    Furniture and equipment, net                                7,248
                                                       ---------------

        Total Assets                                   $      281,234
                                                       ===============

                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Accounts payable                                   $       26,773
    Accrued expenses                                          139,820
                                                       ---------------

        Total Current Liabilities                             166,593

CONVERTIBLE DEBT, NET                                          25,870
                                                       ---------------

        Total Liabilities                                     192,463
                                                       ---------------

COMMITMENTS AND CONTINGENCIES (See Note 8)

Shareholders' Equity:
Common stock, $.001 par value, 150,000,000 shares
 authorized; 11,483,980 shares issued and outstanding          11,484
Additional paid-in capital                                     41,077
Accumulated deficit                                          (169,375)
Accumulated other comprehensive income                        205,585
                                                       ---------------

Total Shareholders' Equity                                     88,771
                                                       ---------------

Total Liabilities and Shareholders' Equity             $      281,234
                                                       ===============

                     AMERICAN CAPITAL PARTNERS LIMITED, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      Three Months Ended
                                                           March 31,
                                                     2005              2004
                                               ---------------   ---------------
                                                 (Unaudited)       (Unaudited)

REVENUES                                         $     84,074      $    101,787

Operating Expenses:
    General and administrative                         21,534            87,933
    Compensation                                       51,336                 -
    Directors fees                                     15,218                 -
    Professional fees                                  16,633                 -
                                               ---------------   ---------------

    Total Operating Expenses                          104,721            87,933
                                               ---------------   ---------------

Income (loss) from operations                         (20,647)           13,854

OTHER EXPENSES
Interest expense                                        2,000             7,000
                                               ---------------   ---------------

Income (loss) before provision for income taxes       (22,647)            6,854

Income tax expense                                          -                 -
                                               ---------------   ---------------

NET INCOME (LOSS)                                $    (22,647)     $      6,854
                                               ===============   ===============

Comprehensive income (loss)
    Unrealized loss on available for sale
     securities, net                                  (61,672)                -
                                               ---------------   ---------------

    Total Comprehensive Income (Loss)            $    (84,319)     $      6,854
                                               ===============   ===============


Net loss per share - basic and diluted           $     (0.00)      $       0.06
                                               ===============   ===============

Weighted average number of shares
 outstanding - basic and diluted                    5,686,402           111,393
                                               ===============   ===============

                     AMERICAN CAPITAL PARTNERS LIMITED, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                      Three Months Ended
                                                           March 31,
                                                     2005              2004
                                               ---------------   ---------------
                                                 (Unaudited)       (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                      $    (22,647)     $      6,854
   Adjustments to reconcile net loss to net
    cash provided (used) by operating
    activities:
       Common stock issued for services                11,373                 -
       Depreciation expense                               454                 -
       Amortization of discount on convertible
        debt                                            5,000             5,000
   Changes in operating assets and liabilities:
       Increase (decrease) in accounts payable
        and accrued expenses                         (123,318)            5,000
                                               ---------------   ---------------

Net cash provided by (used in) operating
 activities                                          (129,138)           16,854
                                               ---------------   ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Sale of available-for-sale securities            3,195                 -
       Purchases of furniture and equipment                 -            (1,796)
                                               ---------------   ---------------

Net cash used in investing activities                   3,195            (1,796)
                                               ---------------   ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Sale of common stock                            78,959                 -
                                               ---------------   ---------------

Net cash provided by financing activities              78,959                 -
                                               ---------------   ---------------

Net increase in cash                                  (46,984)           15,058
Cash - Beginning of period                             64,011            38,322
                                               ---------------   ---------------

Cash - End of period                             $     17,027      $     53,380
                                               ===============   ===============

NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Unrealized loss on available for sale
    securities, net                                    61,672                 -
                                               ---------------   ---------------

Total non-cash investing and financing
 activities                                      $     61,672      $          -
                                               ===============   ===============

SUPPLEMENTAL INFORMATION:
   Cash paid for interest                        $          -      $          -
                                               ===============   ===============
   Cash paid for income taxes                    $          -      $          -
                                               ===============   ===============

                     AMERICAN CAPITAL PARTNERS LIMITED, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2005


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
------------

Effective on January 16, 2004, the Company filed amended Articles of Incorporation with the State of Nevada to change its name to American Capital Partners Limited, Inc. The Company is authorized to issue 150,000,000 shares of common stock at a par value of $0.001 per share.

In December 2004, the Company filed a Form N-54 with the Securities and Exchange Commission ("SEC") to be regulated as a Business Development Company ("BDC") pursuant to the provisions of section 54(a) of the Investment Company Act of 1940 ("the Act"), to be subject to the provisions of section 55 through 65 of the Act. The Company has determined that its operating model best approximates that of an investment company and intends to make investments into developing businesses As a BDC, the Company will be structured in a manner more consistent with its current business strategy. As a result, the Company is positioned to raise capital in a more efficient manner and to develop and expand its business interests. The Company believes that potential acquisitions, in total, will enhance value to stockholders through capital appreciation and payments of dividends to the Company by its investee companies.

BDC regulation was created in 1980 by Congress to encourage the flow of public equity capital to small businesses in the United States. BDC's, like all mutual funds and closed-end funds, are regulated by the Act. BDC's report to stockholders like traditional operating companies and file regular quarterly and annual reports with the Securities and Exchange Commission. BDC's are required to make available significant managerial assistance to their portfolio companies.

Principals of Consolidation:
----------------------------

The consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements
----------------------------

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company's annual financial statements, notes and accounting policies included in the Company's annual report on Form 10-KSB for the year ended December 31, 2004 as filed with the SEC. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of financial position as of March 31, 2005 and the related operating results and cash flows for the interim period presented have been made. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year.

Use of Estimates
----------------

Use of estimates and assumptions by management is required in the preparation of financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates and assumptions.

Earnings Per Share
------------------

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

Revenue Recognition
-------------------

Revenues from the current and future activities as a Business Development Company which may include investment income such as interest income and dividends, and realized or unrealized gains and losses on investments will be recognized in accordance with the AICPA's Audit and Accounting Guide, "Audits of Investment Companies".

NOTE 3 - INVESTMENTS

Investments in securities of unaffiliated issuers represent holdings of less than 5% of the issuer's voting common stock.

Investments in securities or other than securities of privately held entities are initially recorded at their original cost as of the date the Company obtained an enforceable right to demand the securities or other investment purchased and incurred an enforceable obligation to pay the investment price.

For financial statement purposes, investments are recorded at their fair value. Realized gains (losses) from the sale of investments are reflected in operations during the period incurred.

NOTE 4 - INCOME TAXES

At March 31, 2005, there are no items that give rise to deferred income taxes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis contains various "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-QSB, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to "anticipates", "believes", "plans", "expects", "future" and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company's business, including but not limited to, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

Management's Discussion and Analysis of Consolidated Results of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the consolidated financial statements included herein. Further, this quarterly report on Form 10-QSB should be read in conjunction with the Company's Consolidated Financial Statements and Notes to Consolidated Financial Statements included in its 2004 Annual Report on Form 10-KSB. In addition, you are urged to read this report in conjunction with the risk factors described herein.

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

Critical accounting policies and estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in accordance with generally accepted accounting principles in the United States requires application of management's subjective judgments, often requiring the need to make estimates about the effect of matters that are inherently uncertain and may change in the subsequent periods. Our actual results may differ substantially from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in the notes to consolidated financial statements included in the Form 10-QSB, we believe that the following accounting policies require the application of significant judgments and estimates.

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 COMPARISON OF THREE MONTHS ENDED MARCH 31, 2005
                      TO THREE MONTHS ENDED MARCH 31, 2004

Gross Revenues and Costs of Operations
--------------------------------------

Gross Revenues. Gross Revenues decreased from $101,787 for the period ended March 31, 2004 to $84,074 for the period ended March 31, 2005. The decrease is primarily due to our transition into a business development corporation.

General and administrative expenses. General and administrative expenses decreased from $87,933 for the period ended March 31, 2004 to $21,834 for the period ended March 31, 2005. The increase is primarily due to decreased operating costs as we transition into a business development corporation.

Net Loss. Net loss decreased from a profit of $6,854 for the period ended March 31, 2004 to net loss of ($22,647) for the period ended March 31, 2005. The decrease is primarily due to our transition into a business development corporation.

Current Assets and Liabilities
------------------------------

At March 31, 2005, we had cash of $17,027 and total assets of $27,137. We anticipate increasing our assets as we transition into a business development corporation.

At March 31, 2005, we had total liabilities of $192,463, consisting primarily of accrued expenses of $139,820. We anticipate increasing our liabilities as we transition into a business development corporation.

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


ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2005 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Changes in Internal Controls

There have been no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended March 31, 2005.

                            PART II OTHER INFORMATION
                            -------------------------

Item 1.  Legal Proceedings
           No legal proceedings were initiated in this quarter.

Item 2.  Changes in Securities
           None

Item 3.  Defaults Upon Senior Securities
           Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders
           None.

Item 5.  Other Information
           Not applicable

Item 6.  Exhibits and Reports on Form 8-K

         A. Exhibits:

            31.1     Certification of Chief Executive Officer Pursuant to
                      Section 302 of the Sarbanes-Oxley Act.

            31.2     Certification of Principal Financial and Accounting Officer
                      Pursuant to Section 302 of the Sarbanes-Oxley Act.

            32.1     Certification of Chief Executive Officer Pursuant to
                      Section 906 of the Sarbanes-Oxley Act.

            32.2     Certification of Principal Financial and Accounting Officer
                      Pursuant to Section 906 of the Sarbanes-Oxley Act.


         B. Reports on Form 8-K

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Ottawa, Canada, on May 23, 2005.

                                     AMERICAN CAPITAL PARTNERS LIMITED, INC.



                                             By: /s/ C. Frank Speight
                                                 -------------------------------
                                                 C. Frank Speight, Principal
                                                 Executive Officer and Director

Date: May 23, 2005






                                             By: /s/ Tim Ellis
                                                 -------------------------------
                                                 Tim Ellis
                                                 Principal Accounting Officer

Date: May 23, 2005