Form 10QSB
period 2005-06-30
AMERICAN CAPITAL PARTNERS LIMITED INC
filed 2005-08-15
CIK 1114098

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

As of August 15, 2005, there were 11,483,980 shares of the registrant's common stock outstanding.

                     AMERICAN CAPITAL PARTNERS LIMITED, INC.

                 FORM 10-QSB FOR THE QUARTER ENDED JUNE 30, 2005
                                TABLE OF CONTENTS


PART I     FINANCIAL INFORMATION                                            Page
--------------------------------

 Item 1.   Financial Statements:                                              3

    (a)    Balance Sheets as of June 30, 2005.                                3
    (b)    Statements of Operations For the Three and Six Months Ended
           June 30, 2005 and 2004.                                            4
    (c)    Statements of Cash Flows For the Six Months Ended June 30,
           2005 and 2004.                                                     5
    (d)    Notes to Financial Statements.                                     6

 Item 2.   Management's Discussion and Analysis or Plan of Operation.        14

 Item 3.   Controls and Procedures.                                          17


PART II    OTHER INFORMATION
----------------------------

 Item 1.   Legal Proceedings.                                                18

 Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.      18

 Item 3.   Defaults Upon Senior Securities.                                  18

 Item 4.   Submission of Matters to a Vote of Security Holders.              18

 Item 5.   Other Information.                                                18

 Item 6.   Exhibits and Reports on Form 8-K.                                 18


Signatures.                                                                  19

PART I   FINANCIAL INFORMATION

                     AMERICAN CAPITAL PARTNERS LIMITED, INC.
                             CONDENSED BALANCE SHEET


                                                                                     June 30,
                                                                                       2005
                                                                                ------------------
                                                                                    (Unaudited)
                                 ASSETS
Current Assets:
     Cash and cash equivalents                                                        $    99,520
     Investments - current:
           Available for sale securities equities at fair market value                      8,531
                                                                                ------------------
     Total Current Assets                                                                 108,051
     Investments - non-current:
           Available for sale securities equities at fair market value                    216,449
     Furniture and equipment, net                                                          11,144
                                                                                ------------------
Total Assets                                                                          $   335,644
                                                                                ==================

                  LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                                 $    39,297
     Accrued expenses                                                                     117,241
                                                                                ------------------
  Total Current Liabilities                                                               156,538

CONVERTIBLE DEBT, NET                                                                      30,870
                                                                                ------------------
  Total Liabilities                                                                       187,408
                                                                                ------------------

Shareholders' Equity:
  Common stock, $.001 par value, 150,000,000 shares authorized;
   11,483,980 shares issued and outstanding                                                11,484
  Additional paid-in capital                                                               41,077
  Accumulated deficit                                                                    (102,940)
  Accumulated other comprehensive income                                                  198,615
                                                                                ------------------
  Total Shareholders' Equity                                                              148,236
                                                                                ------------------

Total Liabilities and Shareholders' Equity                                            $   335,644
                                                                                ==================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     AMERICAN CAPITAL PARTNERS LIMITED, INC.
                       CONDENSED STATEMENTS OF OPERATIONS


                                                  Three Months Ended               Six Months Ended
                                                       June 30,                        June 30,
                                                 2005            2004            2005            2004
                                            --------------  --------------  --------------  --------------
                                             (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
REVENUES                                       $  210,625      $  177,661      $  294,699      $  279,448

Operating Expenses:
    General and administrative                     39,111         144,241          65,645         201,892
    Compensation                                   68,725               -         120,061               -
    Directors fees                                 12,354               -          27,572               -
    Professional fees                              17,000          23,459          33,633          53,741
                                            --------------  --------------  --------------  --------------
    Total Operating Expenses                      137,190         167,700         246,911         255,633
                                            --------------  --------------  --------------  --------------

Income (loss) from operations                      73,435           9,961          47,788          23,815

OTHER EXPENSES
    Interest expense                                2,000           7,000           4,000          14,000
                                            --------------  --------------  --------------  --------------
Income (loss) before provision for income
 taxes                                             71,435           2,961          43,788           9,815
Income tax expense                                      -               -               -               -
                                            --------------  --------------  --------------  --------------
NET INCOME (LOSS)                              $   71,435      $    2,961      $   43,788      $    9,815
                                            ==============  ==============  ==============  ==============

Comprehensive income (loss)
Unrealized loss on available for sale
 securities, net                                   (6,970)              -         (68,642)              -
                                            --------------  --------------  --------------  --------------
Total Comprehensive Income (Loss)              $   64,465      $    2,961      $  (24,854)     $    9,815
                                            ==============  ==============  ==============  ==============

Net loss per share - basic and diluted         $     0.01     $     0.03      $      0.01     $     0.09
                                            ==============  ==============  ==============  ==============

Weighted average number of shares
 outstanding - basic and diluted                5,686,402         111,393       5,686,402         111,393
                                            ==============  ==============  ==============  ==============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     AMERICAN CAPITAL PARTNERS LIMITED, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                               Six Months Ended
                                                                                   June 30,
                                                                            2005               2004
                                                                      -----------------------------------
                                                                         (Unaudited)        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)                                                        $   43,788         $    9,815
  Adjustments to reconcile net loss to net cash provided (used)
   by operating activities:
     Depreciation expense                                                       800                  -
     Amortization of discount on convertible debt                            10,000             10,000
  Changes in operating assets and liabilities:
     Increase (decrease) in accounts payable and accrued expenses          (133,373)            15,893
                                                                    ----------------   ----------------
Net cash provided by (used in) operating activities                         (78,785)            35,708
                                                                    ----------------   ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of available-for-sale securities                                       107,163                  -
Purchases of furniture and equipment                                         (4,242)            (4,866)
                                                                    ----------------   ----------------
Net cash used in investing activities                                       102,921             (4,866)
                                                                    ----------------   ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of common stock                                                     11,373                  -
                                                                    ----------------   ----------------
Net cash provided by financing activities                                    11,373                  -
                                                                    ----------------   ----------------

Net increase in cash                                                         35,509             30,842
Cash - Beginning of period                                                   64,011             38,322
                                                                    ----------------   ----------------
Cash - End of period                                                     $   99,520         $   69,164
                                                                    ================   ================

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Unrealized loss on available for sale securities, net                     (68,642)                 -
                                                                    ----------------   ----------------
Total non-cash investing and financing activities                        $  (68,642)        $        -
                                                                    ================   ================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     AMERICAN CAPITAL PARTNERS LIMITED, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005


NOTE 1 -- ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the Company's financial statements for the years ended December 31, 2004 and 2003 and notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004 as filed with the SEC . The results of operations for the three months ended June 30, 2005 are not necessarily indicative of the results for the full fiscal year ending December 31, 2005.

Organization
------------

Effective on January 16, 2004, the Company filed amended Articles of Incorporation with the State of Nevada to change its name to American Capital Partners Limited, Inc. The Company is authorized to issue 150,000,000 shares of common stock at a par value of $0.001 per share.

Principals of Consolidation:
----------------------------

The accompanying financial statements are prepared in accordance with the guidance in the AICPA's Audit and Accounting Guide, "Audits of Investment Companies" since the Company elected to be regulated as a Business Development Company ("BDC") effective December 2004.

In accordance with SEC rules and regulations for BDC's, the Company does not consolidate or use the equity method to account for its controlling investment in Online Enterprises, Inc. Rather, the Company's investment in such entity is reported at fair value, and the fluctuation in such fair value is reflected as an unrealized gain on investment in the accompanying statement of operations.

On December 6, 2004, the Company filed form N-54A with the Securities and Exchange Commission to become a BDC pursuant to Section 54 of the Investment Company Act of 1940. As a result of its new status, the Company will now operate as an investment holding company and plans to build an investment portfolio and enhance the Company's shareholder value. As a BDC, the Company will be structured in a manner more consistent with its current business strategy. As a result, the Company is positioned to raise capital in a more efficient manner and to develop and expand its business interests. The Company does not intend to limit its potential acquisitions to just one line of business or industry, as the acquisitions, in total, will enhance value to stockholders through capital appreciation and payments of dividends to the Company by its investee companies.

BDC regulation was created in 1980 by Congress to encourage the flow of public equity capital to small businesses in the United States. BDC's, like all mutual funds and closed-end funds, are regulated by the Investment Company Act of 1940. BDC's report to stockholders like traditional operating companies and file regular quarterly and annual reports with the Securities and Exchange Commission. BDC's are required to make available significant managerial assistance to their portfolio companies.

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Estimates that are critical to the accompanying financial statements arise from the determination of the fair value of the Company's investment. Because such determination involves subjective judgment, it is at least reasonably possible that the Company's estimates could change in the near term with respect to this matter.

                     AMERICAN CAPITAL PARTNERS LIMITED, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005


Valuation of Investments
------------------------

As required by ASR 118, the investment committee of the company is required to assign a fair value to all investments. To comply with Section 2(a) (41) of the Investment Company Act and Rule 2a-4 under the Investment Company Act, it is incumbent upon the board of directors to satisfy themselves that all appropriate factors relevant to the value of securities for which market quotations are not readily available have been considered and to determine the method of arriving at the fair value of each such security. To the extent considered necessary, the board may appoint persons to assist them in the determination of such value, and to make the actual calculations pursuant to the board's direction. The board must also, consistent with this responsibility, continuously review the appropriateness of the method used in valuing each issue of security in the company's portfolio. The directors must recognize their responsibilities in this matter and whenever technical assistance is requested from individuals who are not directors, the findings of such intervals must be carefully reviewed by the directors in order to satisfy themselves that the resulting valuations are fair.

No single standard for determining "fair value...in good faith" can be laid down, since fair value depends upon the circumstances of each individual case. As a general principle, the current "fair value" of an issue of securities being valued by the board of directors would appear to be the amount which the owner might reasonably expect to receive for them upon their current sale. Methods which are in accord with this principle may, for example, be based on a multiple of earnings, or a discount from market of a similar freely traded security, or yield to maturity with respect to debt issues, or a combination of these and other methods. Some of the general factors which the directors should consider in determining a valuation method for an individual issue of securities include:
1) the fundamental analytical data relating to the investment, 2) the nature and duration of restrictions on disposition of the securities, and 3) an evaluation of the forces which influence the market in which these securities are purchased and sold. Among the more specific factors which are to be considered are: type of security, financial statements, cost at date of purchase, size of holding, discount from market value of unrestricted securities of the same class at time of purchase, special reports prepared by analysis, information as to any transactions or offers with respect to the security, existence of merger proposals or tender offers affecting the securities, price and extent of public trading in similar securities of the issuer or comparable companies, and other relevant matters.

The board has arrived at the following valuation method for its investments. Where there is not a readily available source for determining the market value of any investment, either because the investment is not publicly traded, or is thinly traded, or in absence of a recent appraisal, the value of the investment shall be based on the following criteria:

1. Total amount of the Company's actual investment ("AI"). This amount shall include all loans, purchase price of securities, and fair value of securities given at the time of exchange.
2. Total revenues for the preceding twelve months ("R").
3. Earnings before interest, taxes and depreciation ("EBITD")
4. Estimate of likely sale price of investment ("ESP")
5. Net assets of investment ("NA")
6. Likelihood of investment generating positive returns (going concern)

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

                     AMERICAN CAPITAL PARTNERS LIMITED, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005


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

Revenues from the current and future activities as a business development company which may include investment income such as interest income and dividends, and realized or unrealized gains and losses on investments will be recognized in accordance with the AICPA's Audit and Accounting Guide, "Audits of Investment Companies

Comprehensive Income (Loss)
---------------------------

Comprehensive income (loss) includes net income (loss) as currently reported by the Company adjusted for other comprehensive gains (losses). Other comprehensive gains (losses) for the Company consists of unrealized gains (losses) related to the Company's equity securities accounted for as available-for-sale with changes in fair value recorded through stockholders' equity.

ITEM 2: MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis contains various "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-QSB, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to "anticipates," "believes," "plans," "expects," "future" and similar statements or expressions, identify forward-looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company's business, including but not limited to, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

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

GENERAL

American Capital Partners Limited, Inc. is located 319 Clematis Street, Suite 211, West Palm Beach, Florida, 33401. The Company is a publicly trade company currently listed on the OTC Pink Sheets under the symbol APRJ. The company's web site is www.acpbdc.com.

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

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 COMPARISON OF THREE MONTHS ENDED JUNE 30, 2005
                       TO THREE MONTHS ENDED JUNE 30, 2004

Gross Revenues and Costs of Operations
--------------------------------------

Gross Revenues. Gross Revenues increased from $177,661 for the three month period ended June 30, 2004 to $210,625 for the period ended June 30, 2005. The increase is primarily due to our transition into a business development corporation.

Operating expenses: Operating expenses decreased from $167,700 for the period ended June 30, 2004 to $137,190 for the period ended June 30, 2005. The increase is primarily due to decreased operating costs as we transition into a business development corporation.

Net Income/(Loss): Net income increased from $2,961 for the period ended June 30, 2004 to net income of $71,435 for the period ended June 30, 2005, an increase of $68,474.

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  COMPARISON OF SIX MONTHS ENDED JUNE 30, 2005
                        TO SIX MONTHS ENDED JUNE 30, 2004

Gross Revenues and Costs of Operations
--------------------------------------

Gross Revenues. Gross Revenues increased from $279,448 for the period ended June 30, 2004 to $294,699 for the period ended June 30, 2005.

Operating expenses: Operating expenses decreased from $255,633 for the period ended June 30, 2004 to $246,911 for the period ended June 30, 2005. There was decrease in operating costs as we transition into a business development corporation.

Net Income/(Loss): Net income of increased from $9,815 for the period ended June 30, 2004 to net income of $43,788 for the period ended June 30, 2005, an increase of $33,973, primarily due to our investments in securities.

Current Assets and Liabilities
------------------------------

At June 30, 2005, we had cash of $99,520 and total assets of $335,644. We anticipate increasing our assets as we transition into a business development corporation.

At June 30, 2005, we had total liabilities of $187,408, consisting primarily of accrued expenses of $117,241. We had a net working capital deficit of $48,487.

PLAN OF OPERATIONS
------------------

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company has financed its operations and other working capital requirements principally from its investments in securities. The Company has elected to be treated as a Business Development Company under the Small Business Incentive Act of 1980, which modified the 1940 Act and intends to raise capital and make investments in accordance with the requirements of a Business Development Company. Capital will be required for the first and second quarter of fiscal 2005 for the Company to continue to satisfy its cash requirements and maintain a business plan focusing on raising the capital needed to make investments. The Company expects to raise additional capital but no assurances can be given that any capital will be raised or investments made subsequent to any capital raise will generate profits. The notes in the audited financial statements at and for the year ended December 31, 2004, contain an explanatory paragraph raising doubt of the Company's ability to continue as a going concern. Note 2 to the unaudited financial statements at and for the year ended December 31, 2004 describe the conditions which raise this doubt and management's plans.

OFF BALANCE SHEET ARRANGEMENT
-----------------------------

The Company had no off balance sheet arrangements.

ITEM 3:  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2005 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Changes in Internal Controls

There have been no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended June 30, 2005.

                           PART II - OTHER INFORMATION


ITEM 1:  LEGAL PROCEEDINGS

               No legal proceedings were initiated in this quarter.

ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

               None

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

               Not applicable

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               None

ITEM 5:  OTHER INFORMATION

               Not applicable

ITEM 6:  EXHIBITS

(a)  Exhibits:

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

                   AMERICAN CAPITAL PARTNERS LIMITED, INC.

                   By:  /s/ C. Frank Speight               Date: August 15, 2005
                        -------------------------------
                        C. Frank Speight,
                        Director and
                        Principal Executive Officer


                   By:  /s/ Timothy Ellis                  Date: August 15, 2005
                        -------------------------------
                        Timothy Ellis,
                        Director and
                        Principal Financial and
                        Accounting Officer