Form 10QSB
period 2005-09-30
AMERICAN CAPITAL PARTNERS LIMITED INC
filed 2005-11-14
CIK 1114098

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                   FORM 10-QSB

                             ----------------------


(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THEVQUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission file number: # 000-31663

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

As of November 14, 2005, there were 11,483,980 shares of the registrant's common stock outstanding.

                     AMERICAN CAPITAL PARTNERS LIMITED, INC.
              FORM 10-QSB FOR THE QUARTER ENDED SEPTEMBER 30, 2005
                                TABLE OF CONTENTS


PART I     FINANCIAL INFORMATION                                                                       Page
--------------------------------
  Item 1.   Financial Statements:                                                                       3

    (a)     Balance Sheets as of  September 30, 2005                                                    3
    (b)     Statements of Operations For the Three and Nine Months Ended September 30, 2005 and
            2004.                                                                                       4
    (c)     Statements of Cash Flows For the Nine Months Ended September 30, 2005                       5

    (d)     Notes to Financial Statements.                                                              6

  Item 2.   Management's Discussion and Analysis or Plan of Operation.                                  14

  Item 3.   Controls and Procedures.                                                                    17

PART II     OTHER INFORMATION
-----------------------------

  Item 1.   Legal Proceedings.                                                                          18

  Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.                                18

  Item 3.   Defaults Upon Senior Securities.                                                            18

  Item 4.   Submission of Matters to a Vote of Security Holders.                                        18

  Item 5.   Other Information.                                                                          18

  Item 6.   Exhibits.                                                                                   18


Signatures.                                                                                             19


                     AMERICAN CAPITAL PARTNERS LIMITED, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET


                                                                                  September 30,
                                                                                      2005
                                                                            --------------------------
                                                                                   (Unaudited)

                                                ASSETS
Current
 Assets:
      Cash and cash equivalents                                            $                   35,420
      Investment equities at fair market value                                                  5,825
                                                                            --------------------------

            Total Current Assets                                                               41,245

      Investments - non-current:
            Available for sale securities
              equities at fair market value                                                         -

      Furniture and equipment, net                                                             10,472
                                                                            --------------------------

            Total Assets                                                   $                   51,717
                                                                            ==========================

                               LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current
 Liabilities:
      Accounts payable                                                     $                   39,297
      Accrued expenses                                                                        123,241
                                                                            --------------------------

            Total Current Liabilities                                                         162,538

CONVERTIBLE DEBT, NET                                                                          35,870
                                                                            --------------------------

            Total Liabilities                                                                 198,408
                                                                            --------------------------

COMMITMENTS AND CONTINGENCIES

Shareholders' Deficiency:
Common stock, $.001 par value, 150,000,000 shares
   authorized; 11,483,980 shares issued and outstanding                                        11,484
Additional paid-in capital                                                                    (41,077)
Treasury stock 1,750 shares                                                                    (5,583)
Accumulated
 deficit                                                                                     (107,777)
Accumulated other comprehensive income                                                         (3,738)
                                                                            --------------------------

  Total Shareholders' Deficiency                                                             (146,691)
                                                                            --------------------------

Total Liabilities and Shareholders' Deficiency                             $                   51,717
                                                                            ==========================


                     AMERICAN CAPITAL PARTNERS LIMITED, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         Three Months Ended                   Nine Months Ended
                                                            September 30,                       September 30,
                                                        2005              2004              2005              2004
                                                   ---------------   --------------    ---------------   --------------
                                                    (Unaudited)       (Unaudited)       (Unaudited)       (Unaudited)
REVENUES                                          $       157,078   $      250,022    $       451,777   $      529,470

Operating Expenses:
     General and administrative                            91,114          122,422            156,759          254,775
     Compensation                                          41,488           64,143            161,549          151,873
     Directors fees                                             -           51,100                  -           51,100
     Professional fees                                     12,313           18,100             73,518           53,650
                                                   ---------------   --------------    ---------------   --------------

     Total Operating Expenses                             144,915          255,765            391,826          511,398
                                                   ---------------   --------------    ---------------   --------------

Income (loss) from operations                              12,163           (5,743)            59,951           18,072

OTHER EXPENSES
Amortization of  discount on note                          15,000                -             15,000                -
Interest expense                                            2,000            6,974              6,000           20,974
                                                   ---------------   --------------    ---------------   --------------

Income (loss) before provision for income taxes            (4,837)         (12,717)            38,951           (2,902)

Income tax expense                                              -                -                  -                -
                                                   ---------------   --------------    ---------------   --------------

NET INCOME (LOSS)                                 $        (4,837)  $      (12,717)   $        38,951   $       (2,902)
                                                   ===============   ==============    ===============   ==============

Comprehensive income (loss)
     Unrealized loss on available for sale
      securities, net                                    (202,353)               -             (3,738)               -
                                                   ---------------   --------------    ---------------   --------------

     Total Comprehensive Income (Loss)            $      (207,190)  $      (12,717)   $        35,213   $       (2,902)
                                                   ===============   ==============    ===============   ==============


Net loss per share - basic and diluted            $         (0.00)  $        (0.11)   $          0.00   $        (0.03)
                                                   ===============   ==============    ===============   ==============

Weighted average number of shares
       outstanding - basic and diluted                 11,483,980          111,393         11,483,980          111,393
                                                   ===============   ==============    ===============   ==============


                     AMERICAN CAPITAL PARTNERS LIMITED, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                                 2005              2004
                                                                            ---------------   ---------------
                                                                             (Unaudited)       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                     $        38,951   $       (14,916)
     Adjustments to reconcile net income (loss) to net
       cash provided by (used in) operating activities:
          Depreciation expense                                                       2,707               782
          Amortization of discount on convertible debt                              15,000            20,000
          Common stock based revenue                                                     -           (43,942)

     Changes in operating assets and liabilities:
          Increase (decrease) in accounts payable and accrued expenses            (127,373)           79,681
                                                                            ---------------   ---------------

Net cash provided by (used in) operating activities                                (70,715)           41,605
                                                                            ---------------   ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Sale of available-for-sale securities                                    293,214         (7,432.00)
          Return of investment in restricted cash                                   19,592
          Purchases of furniture and equipment                                      (5,477)           (8,484)
                                                                            ---------------   ---------------

Net cash provided by (used in) investing activities                                307,329           (15,916)
                                                                            ---------------   ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Sale of common stock                                                      11,373                 -
          Repurchase of treasury stock                                              (5,583)
          Unrealized loss on available for sale securities                        (270,995)                -
                                                                            ---------------   ---------------

Net cash used in financing activities                                             (265,205)                -
                                                                            ---------------   ---------------

Net increase (decrease) in cash                                                    (28,591)          25,689
Cash - Beginning of period                                                          64,011           38,322
                                                                            ---------------   --------------

Cash - End of period                                                       $        35,420   $       64,011
                                                                            ===============   ==============

NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Unrealized loss on available for sale securities,
     net                                                                             3,738                -
                                                                            ---------------   --------------

Total non-cash investing and financing activities                          $         3,738   $            -
                                                                            ===============   ==============

SUPPLEMENTAL INFORMATION:
     Cash paid for interest                                                $             -   $            -
                                                                            ===============   ==============
     Cash paid for income taxes                                            $             -   $            -
                                                                            ===============   ==============


                     AMERICAN CAPITAL PARTNERS LIMITED, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE 1 -- ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

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

In accordance with SEC rules and regulations for BDC's, the Company does not consolidate or use the equity method. Rather, the Company's investments are reported at fair value, and the fluctuation in such fair value is reflected as an unrealized gain on investment in the accompanying statement of operations.

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

Interim Financial Statements
----------------------------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the Company's financial statements for the years ended December 31, 2004 and 2003 and notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004 as filed with the SEC . The results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the results for the full fiscal year ending December 31, 2005.

                     AMERICAN CAPITAL PARTNERS LIMITED, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

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

                     AMERICAN CAPITAL PARTNERS LIMITED, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

The Board or Directors has arrived at the following valuation method for its investments. Where there is not a readily available source for determining the market value of any investment, either because the investment is not publicly traded, or is thinly traded, or in absence of a recent appraisal, the value of the investment shall be based on the following criteria:

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

Comprehensive Income (Loss)
---------------------------

Comprehensive income (loss) includes net income (loss) as currently reported by the Company adjusted for other comprehensive gains (losses). Other comprehensive gains (losses) for the Company consists of unrealized gains (losses) related to the Company's equity securities accounted for as available-for-sale with changes in fair value recorded through stockholders' equity

                     AMERICAN CAPITAL PARTNERS LIMITED, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE 2 - INVESTMENTS

The following is a summary of the investments in equities at September 30, 2005:


---------------------------------------------------------------------------
AVAILABLE-FOR-SALE                       UNREALIZED              NET
SECURITIES                 COST          GAIN (LOSS)            VALUE
---------------------------------------------------------------------------

Equity securities         $9,563           ($3,738)             $5,825
                          =======        ============           ========


NOTE 3 - CONVERTIBLE DEBT

In December 2003, the Company issued two 5-year 8% Convertible Debentures("Debentures") each in the principal amount of $50,000, to two incorporated shareholders for the sole purpose of funding ongoing operations. The Debentures are convertible upon issuance into shares of common stock at the option of the shareholders. The number of shares of common stock issuable upon a conversion shall be determined by the quotient obtained by dividing the outstanding principal amount of the Debentures to be converted by one-half the average closing market price of the shares. The holders agree that on December 15, 2008, they shall elect to convert the outstanding principal and interest to equity. The Debentures pay interest to the holders on the aggregate unconverted and then outstanding principal amount of the Debentures, payable in cash or equivalent shares of common stock at an interest rate of 8% per annum, payable on each Conversion Date, as defined. Interest expense of $6,000 was recorded during the nine month's ended September 30, 2005.

The Company recorded a Discount on Convertible Debt ("Discount") of $100,000 for the value of a beneficial conversion feature inherent in the Debentures to be amortized as interest expense over a 5-year period. Amortization of the Discount was recorded as interest expense in the accompanying statement of operations during the nine month's ended September 30, 2005.

Convertible debt, net consists of the following as of September 30, 2005:


       Convertible Debt                            $100,000
       Discount on Convertible Debt                (100,000)
       Amortization of discount                      35,870
                                                 -----------
       Convertible Debt, net                       $ 35,870
                                                 -----------

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

GENERAL

American Capital Partners Limited, Inc. is located 319 Clematis Street, Suite 211, West Palm Beach, Florida, 33401. The Company is a publicly traded company currently listed on the OTC Pink Sheets under the symbol APRJ. The company's website is www.acpbdc.com.

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

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2005
                    TO THREE MONTHS ENDED SEPTEMBER 30, 2004

Gross Revenues and Costs of Operations
--------------------------------------

Our Gross Revenues decreased from $250,022 for the three month period ended September 30, 2004 to $157,078 for the period ended September 30, 2005, primarily as a result of a decrease in consulting income. This revenue was offset by total operating expenses of $144,915 (including general and administrative expenses compensation, compensation and professional fees)for the period ended September 30, 2005 (a decrease from the total operating expenses of $255,765 for the period ended September 30, 2004).

Net Income/(Loss): Net income increased from a loss of ($12,717) for the period ended September 30, 2004 to a loss of ($4,837) for the period ended September 30, 2005.

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2005
                     TO NINE MONTHS ENDED SEPTEMBER 30, 2004

Gross Revenues and Costs of Operations
--------------------------------------

Our Gross Revenues decreased from $529,470 for the nine month period ended September 30, 2004 to $451,7777 for the period ended September 30, 2005, primarily as a result of an increased in consulting income. This revenue was offset by total operating expenses of $511,398 (including general and administrative expenses compensation, compensation and professional fees)for the nine month period ended September 30, 2005 (a decrease from the total operating expenses of $391,826 for the nine month period ended September 30, 2004).

Net Income/(Loss): Net income increased from a loss of ($2902) for the nine month period ended September 30, 2004 to net income of $ 38,951 for the nine month period ended September 30, 2005.

Current Assets and Liabilities
------------------------------

At September 30, 2005, we had cash of $35,420 and total assets of $51,717. We anticipate increasing our assets as we transition into a business development corporation.

At September 30, 2005, we had total liabilities of $198,408, consisting primarily of accrued expenses of $123,241, accounts payable of $39,297 and convertible debt of $35,870. Such liabilities incurred as a consequence of our transition to a business development company.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company has financed its operations and other working capital requirements principally from its investments in securities. The Company has elected to be treated as a Business Development Company under the Small Business Incentive Act of 1980, which modified the 1940 Act and intends to raise capital and make investments in accordance with the requirements of a Business Development Company. Capital will be required for the first and second quarter of fiscal 2006 for the Company to continue to satisfy its cash requirements and maintain a business plan focusing on raising the capital needed to make investments. The Company expects to raise additional capital but no assurances can be given that any capital will be raised or investments made subsequent to any capital raise will generate profits.

The Company recorded a Discount on Convertible Debt ("Discount") of $100,000 for the value of a beneficial conversion feature inherent in the Debentures to be amortized as interest expense over a 5-year period. Amortization of the Discount was recorded as interest expense in the accompanying statement of operations during the nine month's ended September 30, 2005.

Convertible debt, net consists of the following as of September 30, 2005:


          Convertible Debt                            $100,000
          Discount on Convertible Debt                (100,000)
          Amortization of discount                      35,870
                                                    -----------
          Convertible Debt, net                       $ 35,870
                                                    -----------


OFF BALANCE SHEET ARRANGEMENT
-----------------------------

The Company had no off balance sheet arrangements.

ITEM 3:  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2005 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Changes in Internal Controls

There have been no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended September 30, 2005.

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

         AMERICAN CAPITAL PARTNERS LIMITED, INC.

          By:  /s/  C. Frank Speight                      Date: November 14,2005
               -------------------------------------
               C. Frank Speight,
               Director  and
               Principal Executive Officer


          By:  /s/  Timothy Ellis                         Date: November 14,2005
               -------------------------------------
               Timothy Ellis,
               Director  and
               Principal Financial and Accounting  Officer